Form 10-Q
period 2001-03-31
AGY CAPITAL CORP; ADVANCED GLASSFIBER YARNS LLC
filed 2001-05-15
CIK 1078392, 1078420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                          Commission File No. 333-72305
                          Advanced Glassfiber Yarns LLC
             (Exact name of registrant as specified in its charter)

      Delaware                         3229                   58-2407014
(State of formation)       (Primary Standard Industrial    (I.R.S. Employer
                            Classification Code Number)   Identification No.)

                        Commission File No. 333-72305-01
                                AGY Capital Corp.
             (Exact name of registrant as specified in its charter)

       Delaware                        3229                   57-1072917
(State of incorporation)   (Primary Standard Industrial    (I.R.S. Employer
                            Classification Code Number)   Identification No.)

                    2558 Wagener Road, Aiken, South Carolina
              (Address of registrants' principal executive office)

                                      29801
                                   (Zip Code)

               Registrants' telephone number, including area code:
                                 (803) 643-1501

                           ---------------------------

            Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            As of May 15, 2001, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          ADVANCED GLASSFIBER YARNS LLC
           QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2001
                               TABLE OF CONTENTS

                                                                                      Page No.
                                                                                     ----------
Part I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of March 31, 2001 (unaudited)
            and December 31, 2000                                                        1

            Consolidated Statements of Operations
                For the three months ended March 31, 2001 and 2000 (unaudited)           2

            Consolidated Statements of Comprehensive Income
                For the three months ended March 31, 2001 and 2000 (unaudited)           3

            Consolidated Statements of Cash Flows
                For the three months ended March 31, 2001 and 2000 (unaudited)           4

            Notes to the Consolidated Financial Statements                               5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                9
                Overview                                                                 9
                Results of Operations                                                   10
                Liquidity and Capital Resources                                         12
                Disclosure Regarding Forward-Looking Statements                         13

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                  15

                        PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          ADVANCED GLASSFIBER YARNS LLC
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                 March 31,                December 31,
                                                                                    2001                      2000
                                                                               -------------             --------------
                                                                                (unaudited)
              ASSETS

Current assets:
     Cash and cash equivalents                                                $         5,528           $        4,054
     Trade accounts receivable less allowance of $1,431 and
        $1,770 respectively                                                            27,249                   29,981
     Inventories                                                                       30,657                   25,011
     Other current assets                                                               1,944                    5,947
                                                                              ----------------          ---------------
        Total current assets                                                           65,378                   64,993
                                                                              ----------------          ---------------
Net property, plant and equipment                                                     148,070                  148,438
Intangible assets, net                                                                219,079                  222,578
                                                                              ----------------          ---------------
          Total assets                                                        $       432,527           $      436,009
                                                                              ================          ===============

LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
     Accounts payable                                                         $        20,168           $       29,181
     Accrued liabilities                                                               17,835                   23,863
     Current portion of long-term debt                                                 16,094                   14,670
                                                                              ----------------          ---------------
        Total current liabilities                                                      54,097                   67,714
                                                                              ----------------          ---------------
Long-term debt, net of discount of $2,561 and $2,616, respectively                    320,799                  314,916
Deferred distribution                                                                  10,819                    6,681
Pension and other employee benefit plans                                               23,642                   22,947
Other non-current liabilities                                                             588                        -
                                                                              ----------------          ---------------
          Total liabilities                                                           409,945                  412,258
                                                                              ----------------          ---------------

Commitments and contingencies                                                               -                        -

Members' interest                                                                      22,582                   23,751
                                                                              ----------------          ---------------
          Total liabilities and members' interest                             $       432,527           $      436,009
                                                                              ================          ===============

     The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                           -------------------------------------------
                                                                                2001                       2000
                                                                           -------------------------------------------
                                                                                           (unaudited)

Net sales                                                                  $        68,846            $        70,477
Cost of goods sold                                                                  47,268                     52,702
                                                                           ----------------           ----------------
     Gross profit                                                                   21,578                     17,775
Selling, general and administrative expenses                                         4,636                      3,972
Amortization                                                                         3,059                      2,853
                                                                           ----------------           ----------------
     Operating income                                                               13,883                     10,950
Interest expense                                                                     8,247                      9,047
Other income, net                                                                     (395)                      (406)
                                                                           ----------------           ----------------
     Income before taxes                                                             6,031                      2,309
Income tax expense                                                                      12                          -
                                                                           ----------------           ----------------
     Net income                                                            $         6,019            $         2,309
                                                                           ================           ================

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)



                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                    ---------------------------------------
                                                                        2001                     2000
                                                                    ---------------------------------------
                                                                                  (unaudited)
Net income                                                          $       6,019            $       2,309
Other comprehensive income (loss):
        Currency hedges-options                                               168                        -
        Currency hedges-forwards                                              107                        -
        Interest rate swaps                                                   461                        -
        Foreign currency translation                                         (123)                     (25)
                                                                    --------------           --------------
Comprehensive income                                                $       6,632            $       2,284
                                                                    ==============           ==============

The accompanying notes are an integral part of the consolidated financial statements.

                        ADVANCED GLASSFIBER YARNS LLC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)

                                                                                               For the Three Months
                                                                                                 Ended March 31,
                                                                                     ---------------------------------------
                                                                                          2001                    2000
                                                                                     ---------------------------------------
                                                                                                   (unaudited)
Cash flows from operating activities:
        Net income                                                                   $      6,019          $        2,309
        Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
                Depreciation                                                                3,490                   3,599
                Amortization of debt issuance costs                                           437                     437
                Amortization of goodwill and other intangibles                              3,059                   2,853
                Amortization of discount on notes                                              55                      49
                Recognition of gain on interest rate swap                                     (70)                       -
                Alloy usage                                                                   577                     439
        Changes in assets and liabilities:
                Trade accounts receivable, net                                              2,665                  (2,556)
                Inventories                                                                (5,643)                  3,634
                Other assets                                                                3,994                  (1,359)
                Accounts payable                                                           (7,810)                 (5,037)
                Accrued liabilities                                                        (5,365)                 (5,242)
                Pension and post-retirement                                                   695                     715
                                                                                     ------------            ------------
                        Net cash provided by (used in) operating activities                 2,103                    (159)
                                                                                     ------------            ------------
Cash flows from investing activities:
        Purchase of property, plant and equipment                                          (4,895)                 (6,501)
        Other                                                                                   -                     (15)
                                                                                     ------------            ------------
                        Net cash used in investing activities                              (4,895)                 (6,516)
                                                                                     ------------            ------------
Cash flows from financing activities:
        Proceeds from revolving credit facility                                            11,800                  10,100
        Payments on capital lease                                                             (25)                    (22)
        Payments on term loans                                                             (4,523)                 (4,575)
        Proceeds from interest rate swap                                                    1,118                       -
        Distribution to Owens Corning                                                      (4,033)                      -
                                                                                     ------------            ------------
                        Net cash provided by financing activities                           4,337                   5,503
                                                                                     ------------            ------------
        Effect of exchange rate on cash                                                       (71)                     (7)
                                                                                     ------------            ------------
Net increase (decrease) in cash and cash equivalents                                        1,474                  (1,179)
                                                                                     ------------            ------------
Cash and cash equivalents, beginning of period                                              4,054                   6,223
                                                                                     ------------            ------------
Cash and cash equivalents, end of period                                             $      5,528            $      5,044
                                                                                     ============            ============
Supplemental disclosure of cash flow information:
        Cash paid for interest                                                       $     11,324            $     12,619
                                                                                     ============            ============
Supplemental disclosure of non-cash financing/investing activities:
        Property and equipment financed in accrueds decrease                         $     (1,196)           $     (3,611)
                                                                                     ============            ============
        Decrease in fair value of interest rate swaps                                $        588            $          -
                                                                                     ============            ============
        Deferred distribution                                                        $      3,979            $      8,115
                                                                                     ============            ============

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except as otherwise indicated)

 1.   Basis of Presentation

            The accompanying unaudited interim consolidated financial statements of Advanced Glassfiber Yarns LLC have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

            AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009. Separate financial statements or consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

            These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 2000 on file with the Securities and Exchange Commission in the 2000 Annual Report on Form 10-K.

            Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation.

 2.   Inventories

            Inventories consist of the following:

                               March 31,       December 31,
                                 2001            2000
                              -----------      ------------
                              (unaudited)

Finished goods                $    24,629     $    20,051
Materials and supplies              6,028           4,960
                              -----------     -----------
                              $    30,657     $    25,011
                              ===========     ===========

 3. Accrued Liabilities

        Accrued liabilities consist of the following:

                                                                 March 31,                       December 31,
                                                                   2001                             2000
                                                               ------------                     -------------
                                                                (unaudited)
             Vacation                                          $   3,159                       $    3,003
             Interest                                              3,273                            7,001
             Real and personal property taxes                      2,213                            2,531
             Incentive compensation and profit sharing             1,188                            2,555
             Benefits                                              2,603                            2,622
             Due to Owens Corning                                  1,478                            1,804
             Other                                                 3,921                            4,347
                                                               ---------                       ----------
                                                               $  17,835                       $   23,863
                                                               =========                       ==========




4. Long-term Debt

        Long-term debt consists of the following:

                                                               March 31,                     December 31,
                                                                 2001                             2000
                                                             -----------                    -------------
                                                             (unaudited)
             Senior Credit Facility
             Revolving Credit Facility                       $   21,300                      $     9,500
             Term Loan A                                         72,576                           76,840
             Term Loan B                                         95,410                           95,669
             9 7/8% Senior Subordinated Notes, net
             of amortized discount                              147,439                          147,384
             Capital lease obligation                               168                              193
                                                             ----------                      -----------
                                                                336,893                          329,586
             Less current portion                               (16,094)                         (14,670)
                                                             ----------                      -----------
             Long-term debt                                  $  320,799                      $   314,916
                                                             ==========                      ===========

 5.  Segment Information

        The Company operates in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. The Company's principal market is the United States. The Company does not have any significant long-lived assets outside of the United States. Information by geographic area is presented below, with net sales based on product shipment location (in millions):

                                   For the Three Months
                                     Ended March 31,
                              -----------------------------
                                 2001             2000
                              -----------------------------
                                       (unaudited)

Net Sales
   North America              $   45.9         $    49.3
   Europe                         18.0              17.1
   Asia                            4.3               3.6
   Latin America                   0.6               0.5
                              --------         ---------
   Total                      $   68.8         $    70.5
                              ========         =========

        Sales by product category are as follows (in millions):

                                  For the Three Months
                                     Ended March 31,
                               -------------------------
                                 2001            2000
                               -------------------------
                                      (unaudited)

Net Sales
    Heavy yarns                $   46.6        $   51.5
    Fine yarns                     22.2            19.0
                               ---------       ---------
    Total                      $   68.8        $   70.5
                               =========       =========

6. Adoption of Statement of Financial Accounting Standards (SFAS) No. 133

        The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates and changes in interest rates. To manage the volatility relating to these exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

            The Company has foreign currency exchange exposure from selling in currencies other than the U.S. dollar. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency sales. Principal currencies hedged include the Euro and the Japanese Yen. The Company primarily utilizes forwards, purchased options and collars with maturities of less than 12 months, which qualify as cash flow hedges.

            In order to manage the interest rate risk associated with its senior credit facility, the Company enters into derivative transactions, primarily swaps, to manage exposure to changes in interest rates. The Company's interest rate derivatives mature within the next three years and qualify as cash flow hedges.

            Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and related amendments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income ("OCI") and is reclassified to earnings when the underlying transaction impacts earnings.

            As of January 1, 2001, the Company recorded a cumulative effect type adjustment to OCI of $4.1 million relating to the fair value of its interest rate swaps and currency hedges, which have been designated as cash flow hedges. The effect of the adoption of SFAS 133 as of January 1, 2001 on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

            Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of March 31, 2001, the net derivative gain in OCI was $0.7 million. During the first quarter of 2001, $0.6 million of accumulated gains were reclassified from OCI to earnings. The ineffective portion of changes in fair values of hedge positions reported in first quarter earnings was immaterial. As of March 31, 2001, the Company expects to reclassify $0.4 million during the next twelve months from OCI into earnings.


            A summary of the amounts included in the accumulated other comprehensive income is shown below (in thousands):


                                                                        Interest-Rate  Accumulated
                                              Options      Forwards         Swaps          OCI
                                              -------      --------     -------------  -----------
Balance at December 31, 2000                 $     -       $     -       $     -        $     -
January 1, 2001, transition adjustment             -           136        (4,200)        (4,064)
Current period changes in value                 (168)         (125)        3,036          2,743
Reclassification to earnings                       -          (118)          703            585
                                             -------       -------       -------        -------
Balance at March 31, 2001                    $  (168)      $  (107)      $  (461)       $  (736)
                                             =======       =======       =======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption "Cautionary Statement Regarding Forward-Looking Statements." You are encouraged to read this section carefully.

            You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements and related notes as of and for the year ended December 31, 2000 set forth in our 2000 Annual Report on Form 10-K.

Overview

            Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

 o heavy yarns, which accounted for 73.0% of our net sales during the three months ended March 31, 2000 and 67.7% of our net sales during the three months ended March 31, 2001; and

 o fine yarns, which accounted for 27.0.% of our net sales during the three months ended March 30, 2000 and 32.3% of our net sales during the three months ended March 31, 2001.

           Glass yarns are a critical material used in a variety of electronic, industrial, construction and specialty applications such as printed circuit boards, roofing materials, filtration equipment, building reinforcement, window screening, aerospace materials, sporting goods and vehicle armor.

Results of Operations

            The following table summarizes our historical results of operations as a percentage of net sales:

                                      For the Three Months
                                         Ended March 31,
                                  ------------------------------
                                     2001                2000
                                  ------------------------------
                                           (unaudited)

Net sales                             100.0%            100.0%
Cost of goods sold                     68.6%             74.8%
                                    --------          --------
       Gross profit                    31.4%             25.2%
Selling, general and
    administrative expenses             6.7%              5.7%
Amortization                            4.5%              4.0%
                                    --------          --------
    Operating income                   20.2%             15.5%
Interest expense                       11.9%             12.8%
Other income, net                     (0.4)%            (0.6)%
                                    --------          --------
    Net income                          8.7%              3.3%
                                    ========          ========

            Adjusted EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. Adjusted EBITDA is calculated as follows (in thousands):

                                        For the Three Months
                                           Ended March 31,
                                     ---------------------------
                                         2001           2000
                                     ---------------------------
                                            (unaudited)

Net income                            $    6,019   $    2,309
Depreciation and amortization              6,549        6,452
Interest                                   8,247        9,047
Taxes                                         12            -
                                      ----------   ----------
Adjusted EBITDA                       $   20,827   $   17,808
                                      ==========   ==========

Adjusted EBITDA for the quarter ended March 31, 2001 increased $3.0 million, or 16.9%, to $20.8 million from $17.8 million for the quarter ended March 31, 2000.

            We believe that adjusted EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates adjusted EBITDA in exactly the same fashion. As a result, adjusted EBITDA as presented above may not necessarily be comparable to similarly titled measures of other companies.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

            Net Sales. Net sales decreased $1.7 million, or 2.4%, to $68.8 million in the three months ended March 31, 2001 from $70.5 million in the three months ended March 31, 2000. Excluding the impact of changes in the exchange rate of European currencies, first quarter 2001 net sales would have been comparable to net sales in the first quarter of 2000. Additionally, this decrease resulted from lower sales volumes in the industrial and specialty markets primarily in North America, partially offset by the price increases implemented in the first quarter of 2001. Our sales of product in the electronics market remained relatively flat in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. However, due to current inventory adjustments in the electronics industry, we expect sales of product in the electronics market to decrease in the second quarter of 2001.

            Gross Profit. Gross profit increased to 31.4% of net sales for the three months ended March 31, 2001 compared to 25.2% for the same period in 2000. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the first quarter of 2001 would have been 31.8%. This improvement was primarily attributable to the previously mentioned price increases as well as better manufacturing performances and higher absorption of fixed costs as compared to the same period last year when we were increasing our production capacity.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.6 million for the three months ended March 31, 2001 as compared to $4.0 million for the same period of 2000. Such expenses as a percentage of net sales increased to 6.7% for the quarter ended March 31, 2001 as compared to 5.7% for the same period in 2000. This increase was primarily attributable to increased accruals for profit sharing resulting from improved company performance as well as an increase in salaries.

            Operating Income. As a result of the aforementioned factors, operating income increased $2.9 million to $13.9 million, or 20.2% of net sales, for the three months ended March 31, 2001 from $11.0 million, or 15.5% of net sales, for the three months ended March 31, 2000.

            Interest Expense. Interest expense decreased $0.8 million to $8.2 million in the three months ended March 31, 2001 from $9.0 million in the three months ended March 31, 2000. The decrease was a result of net reductions in the principal amount outstanding under our senior credit facility.

            Other Income, net. Other Income was $0.4 million for the quarter ended March 31, 2001, unchanged from the quarter ended March 31, 2000.

            Net Income. As a result of the aforementioned factors, net income increased $3.7 million to $6.0 million in the three months ended March 31, 2001, from $2.3 million in the three months ended March 31, 2000.

Liquidity and Capital Resources

            Our primary sources of liquidity are cash flows from operations and borrowings under the senior credit facility. Our future liquidity requirements will generally include funding principal payments on our senior credit facility, interest payments on our 9 7/8% senior subordinated notes due 2009 and our senior credit facility, capital expenditures and working capital requirements. We have no mandatory payments of principal on our senior subordinated notes prior to their maturity.

            At March 31, 2001, we had outstanding $336.9 million of long-term debt at a weighted average interest rate of 8.9%, consisting of $189.3 million under our senior credit facility, $147.4 million under our 9 7/8% senior subordinated notes (net of discount of $2.6 million) and $0.2 million of capital leases, less a current portion of $16.1 million. The amounts outstanding under our senior credit facility included $21.3 million outstanding under the revolver. As of March 31, 2001, we had approximately $41.5 million of availability under the revolver.

            Net Cash Provided by Operating Activities. Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2001, and was primarily the result of net income of $6.0 million, non-cash adjustments of $7.5 million, a $2.7 million decrease in accounts receivable due to a reduction in sales and improved collections, and a $4.0 million decrease in other assets mainly related to a payment set-off with Owens Corning. These increases in operating cash were offset by a $5.6 million increase in inventory due to softened demand, a $7.8 million decrease in accounts payable and a $5.4 million decrease in accrued liabilities, mainly related to the payment set-off with Owens Corning and the timing of payments.

            Net Cash Used in Investing Activities. Net cash used in investing activities was $4.9 million for the three months ended March 31, 2001 and was the result of the payment for property, plant and equipment.

            We have historically financed our capital expenditures through cash flow from operations and borrowings under our senior credit facility. For the three months ended March 31, 2001, capital expenditures were $3.7 million. We will continue to monitor and will adjust our capital expenditures spending level, if warranted by market developments or our operating performance.

            Net Cash Provided by Financing Activities. Net cash provided by financing activities was $4.3 million for the three months ended March 31, 2001 and was primarily the result of net borrowings under our senior credit facility to fund working capital requirements and proceeds of $1.1 million from a partial unwind of our interest rate swaps offset by payments on term loans and distributions to Owens Corning related to tax obligations.

            Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which is generally subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon the current level of operations, we believe that cash flows from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our future liquidity needs for at least the next two years. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs and the payment of tax distributions. In addition, we may need to refinance all or a portion of the principal on the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.

            We derived 23.9% of our net sales in the first quarter of 2001 from products sold in currencies other than the U. S. dollar. The U. S. dollar value of our export sales sometimes varies with currency exchange rate fluctuations. We may therefore be exposed to exchange losses as a result of such fluctuations that could reduce our net income. We have adopted a risk management strategy to use derivative financial instruments including forwards and options to hedge foreign currency exposures. See "Quantitative and Qualitative Disclosures About Market Risk." However, we cannot assure you that any such hedging activities will be sufficient to eliminate risks relating to currency fluctuations.

Disclosure Regarding Forward-Looking Statements

            Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

    o our significant level of indebtedness and limitations on our ability to incur additional debt;
    o the impact of Owens Corning's unpredictable bankruptcy proceeding on our financial condition and ongoing operations;
    o the risk that obtaining raw materials and capital equipment services from sources other than Owens
      Corning would be more costly or require us to change substantively our manufacturing processes;
    o the risk of conflicts of interest with our equity holders;
    o a downturn in the electronics industry and the movement of electronics industry production outside of North America;
    o our concentrated customer base and the nature of our markets;

    o a disruption of production at one of our facilities;
    o foreign currency fluctuations;
    o an easing of import restrictions and duties with respect to glass fabrics;
    o labor strikes or stoppages;
    o our ability to comply with environmental and safety and health laws and requirements; and
    o changes in economic conditions generally.

            This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our 2000 Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

            We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

            The effects of potential changes in currency exchange rates and interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest and currency exchange rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

            Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility. The senior credit facility bears interest based on LIBOR. Our risk management strategy is to use derivative financial instruments, such as swaps, to hedge interest rate exposures. In addition, we are exposed to foreign currency exchange risk mainly as a result of our export sales. Our risk management strategy is to use derivative financial instruments to hedge these foreign currency exposures. Our overall objective is to limit the impact of foreign currency and interest rate changes on earnings and cash flows. We do not enter into derivatives for trading or speculative purposes.

            At March 31, 2001, we had interest rate swap agreements on a notional amount of $168 million, equal to the outstanding borrowings under Term Loans A and B of our senior credit facility. Under these agreements, we have secured a weighted average fixed LIBOR rate of interest of 5.0% on the notional amount that is reduced in a manner consistent with the amortization of the principal on our term loans. These swaps effectively change our payment of interest on $168 million of variable rate debt to a fixed rate for the contract period.

            The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At March 31, 2001, we would have paid approximately $0.6 million to terminate the agreements. A 100 basis point decrease in LIBOR would increase the amount paid by approximately $3.1 million. The fair value is based on dealer quotes, considering current interest rates. During the quarter ended March 31, 2001, we shortened the duration of our interest rate swaps to September 2003. As a result of this partial unwind, we received proceeds of $1.1 million, which will remain in accumulated other comprehensive income and will be reclassified to earnings over the remaining life of the related contracts.

            As of March 31, 2001, the notional value of our foreign currency hedging instruments was $11.4 million, and the approximate fair value was $0.4 million. The potential gain in fair value of such financial instruments resulting from a hypothetical 10% decrease in the underlying exchange rates relative to the U.S. dollar would be approximately $0.8 million as of March 31, 2001. The potential loss in fair value of such financial instruments resulting from a hypothetical 10% increase in the underlying exchange rates relative to the U.S. dollar would be approximately $0.3 million as of March 31, 2001. The fair value is based on dealer quotes, considering current exchange rates.

            Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ADVANCED GLASSFIBER YARNS LLC

                                     /s/ Catherine Cuisson
                                     -------------------------------------------
                                     Catherine Cuisson
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

Dated: May 15, 2001

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AGY CAPITAL CORP.

                                     /s/ Catherine Cuisson
                                     -------------------------------------------
                                     Catherine Cuisson
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

Dated: May 15, 2001