Form 10-Q
period 2001-09-30
AGY CAPITAL CORP; ADVANCED GLASSFIBER YARNS LLC
filed 2001-11-14
CIK 1078392, 1078420

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                          Commission File No. 333-72305
                          Advanced Glassfiber Yarns LLC
             (Exact name of registrant as specified in its charter)

        Delaware                      3229                       58-2407014
  (State of formation)    (Primary Standard Industrial         (IRS Employer
                           Classification Code Number)      Identification No.)

                        Commission File No. 333-72305-01
                                AGY Capital Corp.
            (Exact name of registrant as specified in its charter)

      Delaware                          3229                     57-1072917
(State of incorporation)    (Primary Standard Industrial        (IRS Employer
                             Classification Code Number)    Identification No.)

                    2558 Wagener Road, Aiken, South Carolina
                (Address of registrants' principal executive office)

                                      29801
                                   (Zip Code)

            Registrants' telephone number, including area code:
                                 (803) 643-1501

                          ---------------------------

            Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No

            As of November 14, 2001, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          ADVANCED GLASSFIBER YARNS LLC
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
Part I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements                                                      1

             Consolidated Balance Sheets as of September 30, 2001 (unaudited)
             and December 31, 2000                                                                  1

             Consolidated Statements of Operations                                                  2
                    For the three months ended September 30, 2001 and 2000 (unaudited)              2
                    For the nine months ended September 30, 2001 and 2000 (unaudited)               2

             Consolidated Statements of Comprehensive Income                                        3
                    For the three months ended September 30, 2001 and 2000 (unaudited)              3
                    For the nine months ended September 30, 2001 and 2000 (unaudited)               3

             Consolidated Statements of Cash Flows                                                  4
                    For the nine months ended September 30, 2001 and 2000 (unaudited)               4

             Notes to the Consolidated Financial Statements                                         5

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                         10
                    Overview                                                                       10
                    Results of Operations                                                          11
                    Liquidity and Capital Resources                                                14
                    Disclosure Regarding Forward-Looking Statements                                15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                            17

                         Part I - Financial Information

Item 1. Consolidated Financial Statements




                           ADVANCED GLASSFIBER YARNS LLC
                            CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                                                                 September 30,            December 31,
                                                                                     2001                    2000
                                                                                ---------------         ---------------
                                                                                  (unaudited)
                              ASSETS

Current assets:
 Cash and cash equivalents                                                     $          837            $        4,054
 Trade accounts receivable less allowance of $1,424 and $1,770 respectively            18,275                    29,981
 Inventories                                                                           40,269                    25,011
 Other current assets                                                                   1,779                     5,947
                                                                                ---------------         ----------------
   Total current assets                                                                61,160                    64,993
                                                                                ---------------         ----------------
Net property, plant and equipment                                                     144,606                   148,438
Intangible assets, net                                                                212,434                   222,578
Other non-current assets                                                                  136                         -
                                                                                ---------------          ---------------
          Total assets                                                         $      418,336            $      436,009
                                                                                ===============          ===============
LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
  Accounts payable                                                             $       18,256            $       29,181
  Accrued liabilities                                                                  19,506                    23,863
  Current portion of long-term debt                                                    21,044                    14,670
                                                                                ---------------          ---------------
     Total current liabilities                                                         58,806                    67,714
                                                                                ---------------          ---------------
Long-term debt, net of discount of $2,449 and $2,616, respectively                    301,884                   314,916
Deferred distribution                                                                  11,235                     6,681
Pension and other employee benefit plans                                               25,090                    22,947
Other non-current liabilities                                                           5,516                         -
                                                                                 --------------         ---------------
      Total liabilities                                                               402,531                   412,258
                                                                                 --------------         ---------------

Commitments and contingencies                                                               -                        -

Members' interest                                                                      15,805                    23,751
                                                                                ---------------        -----------------
   Total liabilities and members' interest                                     $      418,336           $       436,009
                                                                                 ==============        =================





The accompanying notes are an integral part of the consolidated financial statements.

                                    ADVANCED GLASSFIBER YARNS LLC
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (dollars in thousands)




                                                   For the Three Months                   For the Nine Months
                                                   Ended September 30,                    Ended September 30,
                                                -----------------------------           ---------------------------------
                                                    2001            2000                   2001            2000
                                                -----------------------------          ----------------------------------
                                                         (unaudited)                            (unaudited)


Net sales                                       $   48,894         $  68,834            $   172,859        $   208,015
Cost of goods sold                                  36,216            51,678                123,509            154,275
                                                -----------        ----------            -----------       ------------
 Gross profit                                       12,678            17,156                 49,350             53,740
Selling, general and administrative expenses         3,252             3,954                 11,165             12,310
Amortization                                         2,901             2,856                  8,861              8,565
                                                -----------        ----------            -----------       ------------
 Operating income                                    6,525            10,346                 29,324             32,865
Interest expense                                     8,285             8,803                 24,887             26,970
Other income, net                                     (254)             (436)                  (840)            (2,064)
                                                -----------        ----------            -----------       ------------
 Income (loss) before taxes                         (1,506)            1,979                  5,277              7,959
Income tax expense                                       8                26                    100                158
                                                -----------       -----------            -----------       ------------
 Net income (loss)                              $   (1,514)        $   1,953             $    5,177         $    7,801
                                                ===========        ==========            ===========        ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                       ADVANCED GLASSFIBER YARNS LLC
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                       (dollars in thousands)



                                                                  For the Three Months              For the Nine Months
                                                                  Ended September 30,               Ended September 30,
                                                                -----------------------            ---------------------
                                                                  2001           2000               2001           2000
                                                                -----------------------            ---------------------
                                                                      (unaudited)                       (unaudited)




Net income (loss)                                                $   (1,514)   $  1,953             $  5,177    $  7,801
Other comprehensive income (loss):
 Currency hedges-options                                               (171)          -                   24           -
 Currency hedges-forwards                                               (36)          -                    -           -
 Commodity swaps                                                       (250)          -                 (718)          -
 Interest rate swaps                                                 (4,983)          -               (4,558)          -
 Foreign currency translation                                           (19)        (74)                 (70)        (72)
                                                                ------------   ---------          -----------  ----------
Comprehensive income (loss)                                      $   (6,973)   $  1,879              $  (145)   $  7,729
                                                               =============   =========          ===========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                   ADVANCED GLASSFIBER YARNS LLC
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)



                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                         -----------------------------
                                                                            2001             2000
                                                                         -----------------------------
                                                                                (unaudited)
Cash flows from operating activities:
     Net income                                                           $     5,177       $    7,801
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                        10,993           10,662
           Amortization of debt issuance costs                                  1,310            1,310
           Amortization of goodwill and other intangibles                       8,861            8,565
           Amortization of discount on notes                                      167              151
           Alloy usage                                                          1,474            1,369
     Changes in assets and liabilities:
           Trade accounts receivable, net                                      11,638            2,873
           Inventories                                                        (15,258)           3,449
           Other assets                                                         4,636           (2,217)
           Accounts payable                                                    (8,432)          (3,660)
           Accrued liabilities                                                 (4,411)          (5,359)
           Pension and post-retirement                                          2,143            1,944
                                                                          ------------      ------------
              Net cash provided by operating activities                        18,298           26,888
                                                                          ------------      ------------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                (13,235)         (13,365)
     Proceeds from sale of fixed assets                                         1,513            3,915
     Other                                                                        (43)             (58)
                                                                          -------------       ----------
              Net cash used in investing activities                           (11,765)          (9,508)
                                                                          -------------       -----------
Cash flows from financing activities:
     Proceeds from revolving credit facility, net                               6,300            3,900
     Payments on capital lease                                                    (76)             (68)
     Payments on term loans                                                   (13,050)         (18,724)
     Proceeds from interest rate swap                                           1,118                -
     Distribution to Owens Corning                                             (4,033)          (3,979)
                                                                          -------------       -----------
              Net cash used in financing activities                            (9,741)         (18,871)
                                                                          -------------       -----------
     Effect of exchange rate on cash                                               (9)             (88)
                                                                          -------------       -----------
     Net decrease in cash and cash equivalents                                 (3,217)          (1,579)
                                                                          -------------       -----------
     Cash and cash equivalents, beginning of period                             4,054            6,223
                                                                          -------------       -----------
     Cash and cash equivalents, end of period                             $       837         $  4,644
                                                                          =============       ===========
     Supplemental disclosure of cash flow information:
       Cash paid for interest                                             $    26,552         $ 28,987
                                                                          =============       ===========
     Supplemental disclosure of non-cash financing/investing activities:
       Decrease in property and equipment financed in accrueds            $    (2,489)        $ (4,039)
                                                                          =============       ===========
       Decrease in fair value of interest rate swaps                      $    (5,516)        $      -
                                                                          =============       ===========
       Decrease in fair value of derivative instruments                   $      (694)        $      -
                                                                          =============       ===========
       Deferred distribution                                              $     3,979         $  4,456
                                                                          =============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except as otherwise indicated)

1.    Basis of Presentation

            We have prepared the accompanying unaudited interim consolidated financial statements of Advanced Glassfiber Yarns LLC in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading.

            AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009. Separate financial statements or consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

            These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 2000 in our 2000 Annual Report on Form 10-K.

            Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation.

2.    Inventories

        Inventories consist of the following:

                               September 30,          December 31,
                                   2001                  2000
                              --------------         -------------
                                (unaudited)

Finished Goods                $      35,602          $     20,051
Materials and supplies                4,667                 4,960
                              ---------------        -------------
                              $      40,269          $     25,011
                              ===============        =============

3.  Accrued Liabilities

       Accrued liabilities consist of the following:



                                                    September 30,            December 31,
                                                       2001                      2000
                                                    -------------            ------------
                                                     (unaudited)

       Vacation                                     $      3,054             $      3,003
       Interest                                            3,284                    7,001
       Real and personal property taxes                    2,389                    2,531
       Incentive compensation and profit sharing              10                    2,555
       Benefits                                            2,838                    2,622
       Due to Owens Corning                                4,176                    1,804
       Other                                               3,755                    4,347
                                                    -------------            -------------
                                                    $     19,506             $     23,863
                                                    =============            =============


4.  Long-term Debt

       Debt consists of the following:

                                                    September 30,            December 31,
                                                       2001                      2000
                                                    -------------            ------------
                                                     (unaudited)

       Senior Credit Facility
         Revolving credit facility                  $     15,800             $      9,500
         Term Loan A                                      64,049                   76,840
         Term Loan B                                      95,410                   95,669
       9 7/8% Senior Subordinated Notes, net
         of amortized discount                           147,551                  147,384
       Capital lease obligation                              118                      193
                                                    -------------            -------------
                                                         322,928                  329,586
       Less current portion                              (21,044)                 (14,670)
                                                    --------------           -------------
       Long-term debt                                $   301,884             $    314,916
                                                    ==============           =============





5.  Segment Information

          We operate in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. Our principal market is the United States. We do not have any significant long-lived assets outside of the United


States. Information by geographic area is presented below, with net sales based on product shipment location (in millions):


                       For the Three Months            For the Nine Months
                       Ended September 30,             Ended September 30,
                       ---------------------           --------------------
                       2001           2000             2001           2000
                       ---------------------           --------------------
                           (unaudited)                     (unaudited)

Net Sales
 North America         $   36.2     $   49.6           $  119.5     $  147.1
 Europe                     9.8         13.7               41.8         46.0
 Asia                       1.3          4.9                8.7         13.1
 Latin America              1.6          0.6                2.9          1.8
                       ---------    ---------           ---------   ---------
 Total                 $   48.9     $   68.8            $ 172.9    $   208.0
                       =========    =========           =========   =========



Sales by product category are as follows (in millions):




                        For the Three Months             For the Nine Months
                        Ended September 30,              Ended September 30,
                        --------------------             --------------------
                        2001          2000               2001          2000
                       ---------------------             --------------------
                           (unaudited)                       (unaudited)

Net Sales
 Heavy Yarns            $  41.4    $  49.6               $ 132.0   $  151.9
 Fine Yarns                 7.5       19.2                  40.9       56.1
                        --------   --------              --------  ---------
 Total                  $  48.9    $  68.8               $ 172.9   $  208.0
                        ========   ========              ========  =========




6. Accounting for Derivatives

           The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and interest rates. To manage the volatility relating to these exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

            Due to the nature of its business, the Company is also exposed to risks due to changes in natural gas commodity prices. The Company has entered into swaps in order to reduce the variability of the cash flows associated with its forecasted purchases of natural gas. These swaps mature within the next two years and qualify as cash flow hedges.

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

            Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of September 30, 2001, the net derivative loss in OCI was $5.3 million. During the third quarter of 2001, $0.4 million of net losses were reclassified from OCI to earnings. The ineffective portion of changes in fair values of hedge positions reported in third quarter earnings was immaterial. As of September 30, 2001, the Company expects to reclassify $4.1 million of net losses on derivative instruments from OCI to earnings during the next 12 months due to actual export sales, the payment of variable interest associated with the floating rate debt and purchases of natural gas.

       A summary of the amounts included in the accumulated other comprehensive income (loss) is shown below (unaudited):



                                                                        Commodity         Interest-Rate        Accumulated
                                         Options        Forwards        Swaps             Swaps                OCI
                                        ---------      ----------      -----------       ---------------       ------------
Balance at December 31, 2000            $      -        $     -        $     -            $      -             $     -
January 1, 2001, transition adjustment         -            136              -              (4,200)             (4,064)
Current period changes in value             (168)          (125)             -               3,036               2,743
Reclassification to earnings                   -           (118)             -                 703                 585
                                        ----------     ----------      -----------       ---------------       ------------
Balance at March 31, 2001                   (168)          (107)             -                (461)               (736)
                                        ----------     ----------      -----------       ---------------       ------------
Current period changes in value               66            123             468                  -                 657
Reclassification to earnings                 (93)           (52)              -                 36                (109)
                                        ----------     -----------     -----------       ---------------       ------------
Balance at June 30, 2001                    (195)           (36)            468               (425)               (188)
                                        ----------     -----------     -----------       ---------------       ------------
Current period changes in value              276             85              53              4,614               5,028
Reclassification to earnings                (105)           (49)            197                369                 412
                                        ----------     -----------     -----------       ---------------       ------------
Balance at September 30, 2001           $    (24)       $     -        $    718           $  4,558             $ 5,252
                                        ==========     ============    ===========        ==============       ============

7. Recent Accounting Pronouncement

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method. The statement applies to all business combinations initiated after June 30, 2001.

       SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.Existing goodwill will continue to be amortized through the remainder of 2001 at which time amortization will cease and the Company will perform a transitional goodwill impairment test. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, it could have a negative impact on the Company's results. Goodwill amortization expense for the nine months ended September 30, 2001 was $8.9 million.

8. Subsequent Events

       In response to the recent downturn in the electronics industry, we reduced production schedules and are focusing on operating cost reductions. Subsequent to the end of the third quarter, we furloughed additional production employees thereby reducing our production workforce by approximately 34% since January 1, 2001. In addition to the furlough of production employees, we have reduced the number of salaried positions in order to cut operating costs in future periods.

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

            You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements as of the year ended December 31, 2000 and related notes set forth in our 2000 Annual Report on Form 10-K.

Overview

            Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

o heavy yarns, which accounted for 76.3% of our net sales during the nine months ended September 30, 2001 and 73.0% of our net sales during the nine months ended September 30, 2000; and

o fine yarns, which accounted for 23.7% of our net sales during the nine months ended September 30, 2001 and 27.0% of our net sales during the nine months ended September 30, 2000.

           Glass yarns are a critical material used in a variety of electronic, industrial, construction and specialty applications such as printed circuit boards, roofing materials, filtration equipment, building reinforcement, window screening, aerospace materials, sporting goods and vehicle armor.

Results of Operations

            The following table summarizes our historical results of operations as a percentage of net sales:

                             For the Three Months         For the Nine Months
                             Ended September 30,          Ended September 30,
                            ----------------------        ---------------------
                             2001          2000            2001          2000
                            ----------------------        ---------------------
                                 (unaudited)                   (unaudited)

Net sales                     100.0 %      100.0%          100.0%      100.0%
Cost of goods sold             74.0         75.0            71.4        74.2
                             --------      ------          ------      ------
  Gross profit                 26.0         25.0            28.6        25.8
Selling, general and
  administrative expenses       6.7          5.8             6.5         5.9
Amortization                    6.0          4.2             5.1         4.1
                             --------      ------          ------      ------
 Operating income              13.3         15.0            17.0        15.8
Interest expense               17.0         12.8            14.4        13.0
Other income, net              (0.6)        (0.7)           (0.5)       (1.0)
                             --------      ------          ------      ------
 Income (loss) before taxes    (3.1)         2.9             3.1         3.8
Income tax expense                -            -             0.1          -
                             --------      ------          ------      ------
  Net income (loss)            (3.1)%        2.9%            3.0%        3.8%
                             ========      ======          ======      ======


            Adjusted EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. Adjusted EBITDA is calculated as follows (in thousands):



                             For the Three Months         For the Nine Months
                             Ended September 30,          Ended September 30,
                            ---------------------        ---------------------
                             2001          2000           2001          2000
                            ---------------------        -----------------------
                               (unaudited)                    (unaudited)

Net income (loss)            $(1,514)     $ 1,953         $ 5,177       $ 7,801
Depreciation and amortization  6,728        6,417          19,854        19,227
Interest                       8,285        8,803          24,887        26,970
Taxes                              8           26             100           158
                             --------     --------       ----------   ----------
Adjusted EBITDA              $13,507      $17,199         $50,018       $54,156
                             ========     ========        =========   ==========



            Adjusted EBITDA for the quarter ended September 30, 2001 decreased $3.7 million, or 21.5%, to $13.5 million from $17.2 million for the quarter ended September 30, 2000 and for the nine months ended September 30, 2001 decreased $4.2 million, or 7.7%, to $50.0 million from $54.2 million for the same period in 2000.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net Sales. Net sales decreased $19.9 million, or 28.9%, to $48.9 million in the three months ended September 30, 2001 from $68.8 million in the three months ended September 30, 2000. Had the Euro exchange rate versus the US dollar not declined by 4.3% year to year, third quarter of 2001 sales would have been $0.6 million higher. While the demand of the specialty and construction markets remained stable, lower sales volumes to the electronics and industrial markets have more than offset the benefit of price increases implemented earlier this year. The decrease in electrical sales of $17.6 million, or 73.0%, was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. In addition, the decrease in demand in computer and telecommunications equipment has resulted in reduced demand for AGY products. AGY products sold into the electronics market are woven into fabrics that are used to reinforce printed circuit boards. We do not expect sales to the electronics market to improve in the fourth quarter of 2001.

     In response to the recent downturn in the electronics industry, we continued to take additional measures to reduce production schedules and focus on operating cost reductions. Subsequent to the end of the third quarter, we furloughed additional production employees, thereby reducing our production workforce by approximately 34% since January 1, 2001. In addition to the furlough of production employees, we recently reduced the number of salaried positions in order to cut operating costs in future periods.

     Gross Profit. Gross profit increased to 26.0% of net sales for the three months ended September 30, 2001 from 25.0% in the three months ended September 30, 2000. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the third quarter of 2001 would have been 26.3%. Continued improved manufacturing performance and cost reduction efforts, as well as the previously mentioned price increases partially offset the negative impact of under absorption of fixed costs due to reduced demand and a less favorable product mix.

     Selling General and Administrative Expenses. Selling, general and administrative expenses increased to 6.7% of net sales for the quarter ended September 30, 2001 as compared to 5.8% of net sales for the three months ended September 30, 2000. This increase was primarily attributable to a decrease in sales, but was partially offset by cost reduction efforts initiated during the second quarter of 2001.

     Operating Income. As a result of the aforementioned factors, operating income decreased $3.8 million to $6.5 million, or 13.3% of net sales, for the three months ended September 30, 2001 from $10.3 million, or 15.0% of net sales, for the three months ended September 30, 2000.

      Interest Expense. Interest expense decreased $0.5 million to $8.3 million in the three months ended September 30, 2001 from $8.8 million in the three months ended September 30, 2000. The decrease is due primarily to a reduction in the principal amounts outstanding under our senior credit facility.

      Other Income, net. The quarter-to-quarter $0.1 million decrease in other income is primarily attributable to lower royalty income resulting from a decrease in sales by our licensee.

      Net Income(Loss). As a result of the aforementioned factors, net income decreased $3.5 million to a loss of $1.5 million in the three months ended September 30, 2001, from income of $2.0 million in the three months ended September 30, 2000.

Nine months Ended September 30, 2001 Compared to Nine months Ended September 30, 2000

      Net Sales. Net sales decreased $35.1 million, or 16.9%, to $172.9 million in the nine months ended September 30, 2001 from $208.0 million in the nine months ended September 30, 2000. Had the Euro exchange rate versus the US dollar not declined by 5.5% year to year, sales in the first nine months of 2001 would have been $2.5 million higher. While the demand of the specialty and construction markets remained stable, lower sales volumes to the electronics and industrial markets have more than offset the benefit of price increases implemented earlier this year. The decrease in electrical sales of $27.0 million, or 37.5%, was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. In addition, the decrease in demand in computer and telecommunications equipment has resulted in reduced demand for AGY products. AGY products sold into the electronics market are woven into fabrics that are used to reinforce printed circuit boards. We do not expect sales to the electronics market to improve in the fourth quarter of 2001.

      Gross Profit. Gross profit increased from 25.8% of net sales for the nine months ended September 30, 2000 to 28.6% of net sales for the nine months ended September 30, 2001. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the first nine months of 2001 would have been 29.0%. The increase is attributable to previously mentioned manufacturing gains as well as higher absorption of fixed costs during the first quarter of 2001.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 6.5% of net sales for the nine months ended September 30, 2001 compared to 5.9% of net sales for the same period last year due to reduced sales during the first nine months of 2001. However, selling, general and administrative expenses decreased in absolute dollar by $1.1 million following reduced accruals for profit sharing and bonuses and cost reduction efforts initiated during the second quarter of 2001.

            Operating Income. As a result of the aforementioned factors, operating income decreased $3.6 million to $29.3 million, or 17.0% of net sales, for the nine months ended September 30, 2001 from $32.9 million, or 15.8% of net sales, for the nine months ended September 30, 2000.

            Interest Expense. Interest expense decreased $2.1 million to $24.9 million for the nine months ended September 30, 2001 from $27.0 million in the nine months ended September 30, 2000. As previously disclosed, the decrease is due primarily to a reduction in the principal amounts outstanding under our senior credit facility.

            Other Income, net. The period-to-period $1.3 million decrease is primarily the result of a $0.9 million decrease in royalty income, of which $0.6 million was non-recurring income we received in 2000 pursuant to a royalty settlement.

            Net Income. As a result of the aforementioned factors, net income decreased $2.6 million to $5.2 million in the nine months ended September 30, 2001, from $7.8 million in the nine months ended September 30, 2000.

Liquidity and Capital Resources

            Our primary sources of liquidity are cash flows from operations and borrowings under the senior credit facility. Our principal future liquidity requirement will generally include funding principal payments on our senior credit facility, interest payments on our 9 7/8% senior subordinated notes due 2009 and our senior credit facility, capital expenditures and working capital requirements. We have no mandatory payments of principal on our senior subordinated notes prior to their maturity.

            At September 30, 2001, we had outstanding $301.9 million of long-term debt at a weighted average interest rate of 8.9%, consisting of $175.2 million under our senior credit facility, $147.6 million under our 9 7/8% senior subordinated notes (net of discount of $2.4 million) and $0.1 million of capital leases, less a current portion of $21.0 million. The amounts outstanding under our senior credit facility included $15.8 million outstanding under the revolver. As of September 30, 2001, we had approximately $47.0 million of availability under the revolver.

            Net Cash Provided by Operating Activities. Net cash provided by operating activities was $18.3 million for the nine months ended September 30, 2001 and was primarily the result of net income of $5.2 million, a non-cash adjustment to net income for depreciation of $11.0 million, amortization of $10.3 million, alloy usage of $1.5 million, a decrease in trade accounts receivable of $11.6 million, an increase in inventory of $15.3 million and a decrease in accounts payable of $8.4 million.

            Net Cash Used in Investing Activities. Net cash used in investing activities was $11.8 million for the nine months ended September 30, 2001 and was mainly the result of purchases of property, plant and equipment. In the third quarter of 2001, we entered into a sale and leaseback transaction pursuant to which we sold manufacturing equipment for net proceeds of approximately $1.5 million. We concurrently agreed to lease such equipment back under an operating lease agreement.

            Net Cash Used in Financing Activities. Net cash used in financing activities was $9.7 million for the nine months ended September 30, 2001 and was primarily the result of net payments on our senior credit facility and distribution of a dividend payable to a member.

            Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our senior credit facility. For the nine months ended September 30, 2001, capital expenditures were $8.6 million excluding assets associated with the sale and leaseback transaction and amounts financed in accrued liabilities and other assets. We will continue to monitor and will adjust our capital expenditures spending level, if warranted by market developments or our operating performance.

            We derived 18.1% of our net sales in the third quarter of 2001 from products sold in currencies other than the US dollar. The US dollar value of our export sales sometimes varies with currency exchange rate fluctuations. We may therefore be exposed to exchange losses as a result of such fluctuations that could reduce our net income. We have adopted a risk management strategy to use derivative financial instruments including forwards and options to hedge foreign currency exposures. See "Quantitative and Qualitative Disclosures About Market Risk." However, we cannot assure you that any such hedging agreements will be sufficient to eliminate risks relating to currency fluctuations.

            Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which is generally subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flows from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our future liquidity needs for the foreseeable future. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs and the payment of tax distributions. In addition, we may need to refinance all or a portion of the principal on the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.

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

        o downturns in the electronics industry and the movement of electronics industry production outside of North America;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            The effects of potential changes in currency exchange rates, commodity prices and interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates, commodity prices and currency exchange rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

            Our senior credit facility is subject to market risks, including interest rate risk. We are exposed to foreign currency exchange rate risk mainly as a result of our export sales. Due to the nature of our business, we are also exposed to risks due to changes in natural gas commodity prices. Our risk management strategy is to use derivative financial instruments, including forwards, swaps and purchased options, to hedge foreign currency, commodity price and interest rate exposures. Our objective is to limit the impact of currency, commodity price and interest rate changes on earnings and cash flows. We do not enter into derivatives for trading or speculative purposes.

            As of September 30, 2001, the notional value of our interest rate swaps was $159.5 million, equal to the outstanding borrowings under Term Loans A and B of our senior credit facility. Under these agreements, we have secured a weighted average fixed LIBOR rate of interest of 5.0% on the notional amount that is reduced in a manner consistent with the amortization of the principal on our term loans. These swaps effectively change our payment of interest on $159.5 million of variable rate debt to a fixed rate for the contract period.

            The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. At September 30, 2001, we would have paid approximately $5.5 million to terminate the agreements. A 100 basis point increase in LIBOR would decrease the amount paid by approximately $2.4 million. The fair value is based on dealer quotes, considering current interest rates. During the quarter ended March 31, 2001, we shortened the duration of our interest rate swaps to September 2003. As a result of this transaction, we received proceeds of $1.1 million, which will remain in accumulated other comprehensive income and will be reclassified to earnings over the remaining life of the related debt.

            As of September 30, 2001, the notional value of our foreign currency hedging instruments was $6.7 million and the approximate fair value was immaterial. The potential gain in fair value of such financial instruments from a hypothetical 10% increase in the underlying exchange rates relative to the US dollar would be approximately $0.2 million as of September 30, 2001. The potential loss in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying exchange rates relative to the US dollar would be approximately $0.1 million as of September 30, 2001. The fair value is based on dealer quotes, considering current exchange rates.

            During the quarter ended June 30, 2001, we entered into two natural gas commodity swaps whereby we agreed to pay a weighted average fixed price of $4.51/MMBtu on a total notional amount of 579,000 MMBtu's of the commodity. The contracts terminate December 2001 and December 2002. We entered into these swaps to reduce the variability of the cash flows associated with our forecasted purchases of natural gas. As of September 30, 2001, the total notional value of our commodity hedging instruments was $2.0 million, and the approximate fair value was negative $0.7 million. The potential loss in fair value of such financial instruments from a hypothetical 10% increase in the underlying commodity price would be approximately $0.1 million as of September 30, 2001. The potential gain in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying commodity price relative to the US dollar would be approximately $0.1 million as of September 30, 2001. The fair value is based on dealer quotes, considering current commodity prices.

            Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate, foreign currency exchange rate movements, natural gas commodity price movements, and our actual exposures and hedges.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ADVANCED GLASSFIBER YARNS LLC



                                     /s/Catherine Cuisson
                                     ----------------------------
                                     Catherine Cuisson
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

Dated: November 14, 2001

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AGY CAPITAL CORP.


                                /s/Catherine Cuisson
                                ---------------------------
                                Catherine Cuisson
                                Vice President and Chief Financial Officer
                                (Principal Accounting Officer)

Dated: November 14, 2001