Form 10-K405
period 2001-12-31
AGY CAPITAL CORP; ADVANCED GLASSFIBER YARNS LLC
filed 2002-04-05
CIK 1078392, 1078420

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    _________

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   For the fiscal year ended December 31, 2001

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

                        Commission File No. 333-72305-01

                                AGY CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

      Delaware                        3229                      57-1072917
(State of incorporation)   (Primary Standard Industrial      (I.R.S. Employer
                           Classification Code Number)      Identification No.)

      2558 Wagener Road, Aiken, South Carolina                29801
 (Address of registrants' principal executive office)       (Zip Code)

                                 (803) 643-1501
              (Registrants' telephone number, including area code)
                                   ___________

   Securities registered pursuant to Sections 12(b) or 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes [X] No [_]

There is no established trading market for the membership interests of Advanced Glassfiber Yarns LLC. As of April 5, 2002, Porcher Industries, S.A. owned a 51.0% membership interest and Owens Corning owned a 49.0% membership interest. All 1,000 shares of common stock of AGY Capital Corp. are owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the abbreviated narrative disclosure format.

===============================================================================

                          ADVANCED GLASSFIBER YARNS LLC

               ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                                                                                                    Page No.
                                                                                                                    -------
PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
    Item 1.    Business                                                                                                2
    Item 2.    Properties                                                                                              7
    Item 3.    Legal Proceedings                                                                                       8
    Item 4.    Submission of Matters to a Vote of Security Holders                                                     8

PART II

    Item 5.    Market For Registrants' Common Equity and Related Stockholder Matters                                   9
    Item 6.    Selected Financial Data                                                                                 9
    Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                  11

    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                             18
    Item 8.    Financial Statements and Supplementary Data                                                            19
    Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                   19

PART III

    Item 10.   Directors and Executive Officers of the Registrants                                                    20
    Item 11.   Executive Compensation                                                                                 21
    Item 12.   Security Ownership of Certain Beneficial Owners and Management                                         21
    Item 13.   Certain Relationships and Related Transactions                                                         22
    Item 14.   Quarterly Financial Information (unaudited)                                                            26

PART IV

    Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                       27

SIGNATURES                                                                                                            29

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

       . our significant level of indebtedness and limitations on our ability to incur additional debt;

       . the risk that obtaining raw materials and capital equipment services from sources other than Owens Corning would be more costly or require us to change substantively our manufacturing processes;

       .  the risk of conflicts of interest with our equity holders;

       . a downturn in the electronics industry and the movement of electronics industry production outside of North America;

       .  our concentrated customer base and the nature of our markets;

       .  a disruption of production at one of our facilities;

       .  foreign currency fluctuations;

       . an easing of import restrictions and duties with respect to glass fabrics;

       .  labor strikes or stoppages;

       . whether or not we are able to comply with environmental and safety and health laws and requirements

       . whether or not we are able to satisfy the covenants and other provisions under our various financial instruments; and

       .  changes in economic conditions generally.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Annual Report and in our other reports and registration statements we file with the Securities and Exchange Commission. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.


Item 1.   Business

General

Advanced Glassfiber Yarns LLC is a Delaware limited liability company initially formed by Owens Corning to own and operate Owens Corning's Glass Yarns and Specialty Materials Business. On July 1, 1998, Owens Corning contributed substantially all of the assets and liabilities of its Glass Yarns and Specialty Materials Business to us. Thereafter, on September 30, 1998, Owens Corning sold a 51.0% interest in us to a wholly owned subsidiary of Porcher Industries. Owens Corning retained the remaining 49.0% interest. AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 97/8% Senior Subordinated Notes due 2009. In the course of our normal operations, we are engaged in various related party transactions. See
Item 13 "Certain Relationships and Related Transactions".

Advanced Glassfiber Yarns LLC headquarters are located at 2558 Wagener Road, Aiken South Carolina 29801. Our telephone number is (803) 643-1501.

We are one of the largest global suppliers of glass yarns. We are one of only three major glass yarns producers with manufacturing facilities in North America and one of only five major glass yarns producers that supply glass yarns globally. Our glass yarns are produced by converting molten glass into thin glass filaments which are then twisted into yarn.

Glass yarns, because of their unique physical properties, are a critical material used in a variety of electronic, industrial, construction and specialty applications. Heavy yarns are used in a wide range of applications, such as printed circuit boards, roofing materials, filtration equipment, building reinforcements, window screening, aerospace materials and reinforced tapes. Fine yarns are used primarily to construct laminates for multi-layer printed circuit boards, which are integral to virtually all advanced electronic products, including computers, telecommunications equipment, television equipment, automotive equipment and home appliances. We also produce a subcategory of heavy yarns known as specialty materials, such as S-2 Glass(R), a proprietary high-strength glass yarn. Specialty materials, which accounted for 13% of our 2001 net sales, are used for aircraft laminates, oxygen tanks, sporting goods and vehicle armor. Fine yarns and specialty materials generally command higher prices and profit margins than non-specialty heavy yarns, primarily due to their value-added characteristics.

Attractive Industry Fundamentals. The glass yarns industry has historically been characterized by a limited number of suppliers, high barriers to entry, a limited number of cost-effective substitutes and high capacity utilization. Historically, new entry into the market has been limited due to high barriers of entry, which include technological know-how and significant capital expenditure requirements. In addition, we believe that the industry's capacity utilization generally has been high, which has allowed manufacturers to more efficiently operate their facilities. Our capacity utilization, as measured by use of installed bushings, averaged approximately 81% between 1999 and 2001. Because of the downturn experienced this year by our industry particularly in the electronics market, our average capacity utilization was 70% in 2001.

Stable Customer Base. We sell our products to over 300 customers worldwide, including most major North American and European weaver and a diverse group of other domestic and international commercial and industrial users of yarns. We maintain long-standing relationships with our major customers by collaborating with them to meet their specific manufacturing requirements and by providing high quality products and strong customer service. In addition, our customer relationships generally are stable due to the limited number of global suppliers of glass yarns and the costs to customers associated with "qualifying" new suppliers. In order to qualify a new supplier, a customer may need to modify its own loom set-ups and fabric specifications and also qualify the new glass yarn supplier with downstream manufacturers and weavers. Furthermore, although glass yarns generally represent a small fraction of an end product's overall manufacturing cost, product defects can be costly for customers. Consequently, customers demand high-quality, reliable yarns from their suppliers and we have established a reputation with our customers for meeting these demands. As a result of these factors, we have maintained strong relationships with each of our top five customers for over 25 years. See Item 1 "Products and Markets".

Unique Properties of Glass Yarns.   The characteristics of glass yarns include:

     .  high strength-to-weight ratio;

     .  dimensional stability;

     .  heat resistance;

     .  moisture resistance;

     .  chemical resistance;

     .  electrical resistance; and

     .  thermal insulation.

Although carbon and aramid fibers are stronger than glass yarns, they are significantly more expensive. Other materials, such as steel and wood, are less expensive but lack the physical characteristics of glass yarns. Given the unique combination of physical attributes and relative low cost of glass yarns, we believe few cost-effective substitute products exist.

Diversified End-Use Markets. The characteristics of glass yarn make it the material of choice for a variety of products manufactured in the electronics, industrial, construction and specialty markets. Furthermore, within each of these markets, our products have a variety of applications, including: printed circuit boards, transformers, switch-gear, filtration bags, heat shields, welding curtains, filament tape, insect screening, optical fiber cable, aircraft laminates, wire coatings, gaskets, ignition cables, reinforced concrete, roofing materials, wallcoverings, filtration equipment, sporting goods and armor. We believe that this diversity in end-use applications reduces volatility in overall demand for our products.

Superior Production Technology and Product Innovation. We believe that we are the technological leader in the production of glass yarns due to our strong process engineering and product development capabilities. We pioneered the glass yarns industry with the introduction of "glass cotton" in the 1930s and the introduction of fine yarns in the 1940s, and have continued our innovation with the development of S-2 Glass(R) and Zentron(R). We employ 38 technical professionals dedicated to the development of new products, process improvements and product innovations.

Business Strategy

Our business strategy includes the following long-term key elements:

Emphasize Fine Yarns and Specialty Materials. Sales of fine yarns and specialty materials increased as a proportion of net sales from 37.6 % in 1999 to 38.7% in 2000. The decrease to 35% in 2001 is attributable to the severe downturn in the electronics industry, which adversely affected our sales of both fine and heavy yarns. However our long term focus remains on increasing the proportion of our net sales attributable to fine yarns and specialty materials We believe our global leadership in producing fine yarns and specialty materials is a competitive advantage when targeting manufacturers of sophisticated electronics and specialty composites.

Develop New Products and Product Innovations. To maintain our technological leadership position in the glass yarns industry, we conduct an active internal research and development program aimed at developing new and improved products. In addition, we have formed several joint product development programs with our customers such as BGF Industries, a wholly-owned subsidiary of Porcher Industries, and downstream manufacturers. We also have a continuing relationship with Owens Corning pursuant to which we and Owens Corning conduct joint development programs and share in Owens Corning's technology and research and development. We will continue our focus on research and development and our commitment to collaborate with our customers to improve and develop products.

Focus on Operating Efficiency. We continually seek to improve the quality of our production facilities and our operating systems by utilizing modern production technology. In 2001, we continued development of both software and mechanical equipment technology. Our work with computer software concentrates on tracking production volume, and the mechanical technology reduces human intervention in the production process. These new technologies have enabled us to increase through-put, product quality and operational flexibility.

Selective Geographic Expansion. We believe that we have opportunities to expand our business outside of North America. Approximately 31.1% of our 2001 net sales were outside of North America, with approximately 24.1% in Europe, 5.0% in Asia and 2.0% in other regions. We believe that Asia represents an attractive long-term opportunity for sales of our fine yarns. Some of our customers are expanding their production capabilities in Asia to meet the region's demand for glass fabrics used to manufacture electronic laminates. We anticipate that glass yarns needed for such increased production will be sourced locally. Our long-term strategy is to continue to expand, as our financial condition will allow, outside North America by establishing in-region manufacturing capability.

Products and Markets

Our products are produced based on weight and strength specifications developed in close cooperation with customers. Our products fall into two categories based on filament diameter:

     .  heavy yarns, with a filament diameter between 7 and 14 microns, and

     .  fine yarns, with a filament diameter generally up to 7 microns.

The following table sets forth the percentage of net sales attributable to our two major product categories from 1999 to 2001:

                              Years Ended December 31,
                              ------------------------
                           2001       2000       1999
                         -------    --------   --------

    Heavy yarns            77.9%      71.9%      73.0%
    Fine yarns             22.1       28.1       27.0
                         ------     ------     ------
    Total                 100.0%     100.0%     100.0%
                         ======     ======     ======

Heavy Yarns. Heavy yarns are used for a wide range of applications, such as printed circuit boards, roofing materials, filtration equipment, building reinforcements, window screening, aerospace materials and reinforced tapes. Currently, prices for heavy yarns, excluding specialty materials, generally range from approximately $2.00 to $5.00 per kilogram. We also produce a subcategory of heavy yarns known as specialty materials, such as S-2 Glass(R), a proprietary high strength glass yarn. Specialty materials, which accounted for 13% of our 2001 sales, are used for aircraft laminates, oxygen tanks, sporting goods and vehicle armor. Currently, prices for specialty materials range from approximately $10.00 to $31.00 per kilogram.

Fine Yarns. Fine yarns, which require a significant level of technical engineering expertise, generally command higher prices than non-specialty heavy yarns, and are primarily used to construct laminates in multi-layer printed circuit boards. Printed circuit board customers require a material that yields a highly uniform, flat surface. We believe that we are the world's largest producer of fine yarns and that our technological leadership differentiates us from our competitors. Currently, prices for fine yarns range from approximately $4.00 to $19.00 per kilogram.

We primarily sell to glass yarn weavers who weave glass yarn into fabric ultimately used in a wide variety of end-use applications. Our customers include, among others, every major glass weaver in North America and Europe. We have a customer base of over 300 customers. Our top five and top ten customers accounted for 57% and 70% of our 2000 sales, respectively, and 54% and 65% of our 2001 sales, respectively. Our top five customers in 2001 were Porcher Industries (including its affiliates such as BGF Industries), Hexcel-Schwebel, Inc., Bay Mills, JPS Glass Inc., and Lamtec Corp. Among the different markets in the glass yarns industry, the electronic market is characterized by a few major customers, each with a strong relationship with us but that generally qualify more than one supplier. The industrial and construction markets are characterized by many customers that generally qualify only one supplier. The specialty market is characterized by customers that require highly specialized yarns produced in a cooperative effort with the supplier and, consequently, generally qualify only one supplier.

We market our products primarily through a direct sales force with offices located in the United States, Europe and Asia. Our North American customers are serviced by five sales personnel and one sales manager, European customers are serviced by two sales personnel and one sales manager and Asian customers are serviced by one sales manager. The marketing and business planning organization consists of four individuals who have product line management, pricing, market analysis, competitive intelligence, and market development responsibility for North and South America, Europe and Asia.

The following table sets forth the percentage of our net sales by geographic region from 1999 to 2001:

                           Years Ended December 31,
                           -----------------------

                      2001          2000          1999
                    -------       ------        ------

North America         68.9%         70.8%         70.5%
Europe                24.1          22.1          25.1
Asia                   5.0           6.3           3.9
Latin America          2.0           0.8           0.5
                    ------        ------        ------
Total                100.0%        100.0%        100.0%
                    ======        ======        ======



Research and Development

To maintain our leadership position in the glass yarns industry, we conduct an active research and development program aimed at improving our manufacturing processes and developing new and improved products. Our Science and Technology Group manages the research and development program. We spent $7.5 million, $6.8 million and $6.2 million to fund the Science and Technology Group in 1999, 2000 and 2001, respectively. A portion of the Science and Technology Group dedicates their efforts to the Technical Services Organization ("TSO"). The Aiken and Huntingdon facilities each have a TSO that is organized into technical teams around each major customer category. We also have TSO resources located at the South Hill facility and in Europe. The TSO carries out ongoing process and product improvements, troubleshooting of manufacturing problems, and transfer of newly developed processes and products to manufacturing. The Science and Technology Group also has a project engineering group which is responsible for capital projects. The remaining persons in our Science and Technology group are focused on research and development and are experts in chemistry, product development, process technology, and customer applications. The research and development work is conducted at our Aiken Central Technology Laboratory in Aiken.

We have numerous United States patents, patent applications and trademarks. While we consider our patents to be valuable assets, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent or group of related patents. However, in some instances, patents and patent protection may deter entry by new competitors with respect to some of our product lines. Our policy is to obtain patents on our new products and enforce our patent rights. In connection with the formation transactions, Owens Corning assigned and licensed to us patents, know-how, trademarks and business information relating to or used in our business. In addition, we entered into a support services agreement with Owens Corning pursuant to which they will cooperate with respect to research and development. See "Certain Relationships and Related Transactions."



Manufacturing Process

Glass yarns are manufactured by mixing naturally occurring materials melting at high temperatures to create molten glass that flows through a bushing to create continuous glass strands. These strands are spooled and then twisted to create glass fiber yarns. We employ two types of manufacturing processes for glass yarns, "direct melt" and "indirect melt."

The "direct melt" glass fiber manufacturing process, which is employed at the Aiken facility, begins when finely ground raw materials, including sand, limestone, clay, borates and specialty chemicals, are blended together in a bulk quantity called the "batch." The batch is then fed into a furnace where it is melted. The molten glass flows to numerous, heat-resistant alloy trays called bushings. These bushings have thousands of small, precisely drilled tubular openings through which glass flows and becomes filaments. The hair-like filaments are coated with an aqueous chemical mixture called "sizing," which protects the filaments during processing and handling, including weaving or braiding, and ensures good adhesion of the glass fiber to the resin when manufacturing polymer reinforcements.

After sizing is applied, filaments are gathered together into strands that go through further processing steps depending on the market into which the fiber will be sold. The filaments are wound onto intermediate packages by high-speed winders. In most cases, the strands are unwound from the intermediate packages and are twisted together to form glass fiber yarns that are rewound onto bobbins for sale to customers.

The Huntingdon facility and the South Hill facility employ a melt process, known as "indirect melt," to manufacture fine glass fiber yarns using glass marbles as the principal raw material. The glass marbles are melted in individual furnaces and pulled through bushings to form filaments. The filaments are sized, wound onto intermediate packages, and twisted in the same manner as in the direct melt process. The advantage of the indirect method is that each bushing has its own melting device. This process, which we pioneered, allows us to add incremental production capacity with more reasonable capital expense and construction time and results in a more consistent product.

Raw Materials and Other Supplies and Sources

The major raw materials used by us in the production of glass yarns are glass marbles at the Huntingdon and South Hill facilities, and silica and borates at the Aiken facility. We purchase glass marbles from Owens Corning pursuant to an exclusive supply agreement. Silica is readily available and is currently provided to us by a number of local suppliers. We primarily use borates in our production processes at our Aiken facility, which are sourced from a supplier in Turkey that is owned by the Turkish government. Our supply of borates from Turkey is sourced through Owens Corning under a supply agreement which provides that, if there is a limited or reduced supply of borates, Owens Corning will allocate a portion of such supply to us.

In addition to the raw materials involved in the production of glass yarns, we use specialized capital equipment, such as bushings. Bushings are heat-resistant alloy trays through which molten glass is filtered to produce glass filaments. Our bushings are currently manufactured and periodically reconditioned by Owens Corning. As a part of the formation transactions, Owens Corning agreed to continue providing bushings to us and reconditioning service for the bushings. See "Certain Relationships and Related Transactions."

Employees

As of December 31, 2001, we had approximately 1,492 full-time employees. As of that date, approximately 1,389 of the employees were engaged in manufacturing and related services. Additionally, 67 of these employees were leased to Owens Corning as a part of the Manufacturing Services Agreement dated September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC. Included in these numbers are 695 employees that were furloughed over the course of 2001. Included in this number are 196 employees that were a part of a temporary three-week production curtailment in December 2001. Production, maintenance, warehouse and shipping employees at our Aiken facility are represented by Teamsters Local Union Number 86, an affiliate of the International Brotherhood of Teamsters. The collective bargaining agreement with this union covering our employees at Aiken expires on May 5, 2002. The Union of Needletrades, Industrial and Textile Employees and its local 1034T represent our production, maintenance, warehouse and shipping employees at our Huntingdon facility. The collective bargaining agreement with this union covering our employees at Huntingdon expires on October 31, 2002. Management considers our labor relations to be generally good and anticipates no interruption in operations due to labor-related matters.

Environmental and Health Matters

Our past and present operations, including our ownership and operation of real properties, are subject to extensive and changing federal, state, local and foreign environmental laws and requirements, that include, among others, those governing discharges to air and water, the handling and disposal of soils and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at our facilities and off-site disposal locations. Our operations are also governed by laws and requirements relating to workplace safety and health. Management believes that we are generally in material compliance with these laws and requirements.

We, like all manufacturers of glass yarns, are subject, in various jurisdictions, to laws and regulations designed to reduce solid wastes by requiring, among other things, use of materials producing waste to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of harmful products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures. We do not believe that either the legislation promulgated to date or currently pending initiatives will have a material adverse effect on our business. There can be no assurance that any future legislation or regulatory efforts will not have a material adverse effect on our business, financial condition or results of operations.

In connection with the formation transactions, Owens Corning retained all liabilities resulting from the presence of hazardous substances at or migrating from the sites contributed by Owens Corning to us, as well as all liabilities resulting from the transportation or arrangements made by Owens Corning for the treatment, storage or disposal of hazardous substances to any off-site location prior to September 30, 1998. We have not assumed any of these liabilities. In addition, Owens Corning has agreed to indemnify us against any losses and damages arising out of the environmental liabilities retained by Owens Corning. However, with respect to environmental remedial action, Owens Corning's indemnification obligations are limited to compliance with the standards set under applicable environmental laws and these obligations will be satisfied upon and to the extent of final approval of the remedial action by the governing environmental authority.

Item 2.   Properties

We operate three manufacturing facilities in the United States. The following table sets forth a description of our manufacturing facilities:

                                                                                               Owned
                                                                          Approximate           or
              Facility                          Products                  Square Feet         Leased
   -------------------------------   -------------------------------    ----------------    ------------
   Aiken, South Carolina             Heavy, Fine, and Specialty               1,540,000       Owned
   Huntingdon, Pennsylvania          Fine and Specialty                         405,000       Owned
   South Hill, Virginia (1)          Fine                                        27,200       Leased


___________
(1) The South Hill facility is a co-location facility shared with BGF Industries; we work together closely to coordinate the production of glass yarns for use solely by BGF Industries' operations at that facility. We opened the facility in June 1998 and it became fully operational in 1999. See "Certain Relationships and Related Transactions." We own all of the equipment located in the South Hill facility, but lease the building from BGF Industries.

We believe our facilities and equipment are suitable and adequate for our business; however, given depressed conditions in most of our markets and a corresponding inventory correction through the electronics supply chain, we decided in mid 2001 to temporarily curtail our capacity utilization to match the reduced demand for our products. Substantially all of our properties and assets and the properties and assets of our respective domestic subsidiaries serve as security for our Senior Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

Item 3. Legal Proceedings

We have not been involved in any significant litigation or proceedings. From time to time, we may become involved in litigation or proceedings in the ordinary course of our business. We believe that such ordinary course of business matters will not have a material adverse effect on our financial condition, liquidity or results of operations. We are subject to various environmental standards for items such as air and water. Currently, we are not aware of any violations to these standards as it relates to laws currently in existence. See Item 13, "Certain Relationships and Related Retransactions."

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

There is no established trading market for the membership interest of Advanced Glassfiber Yarns LLC or the common stock of AGY Capital Corp. Porcher Industries, S.A. owns a 51.0% membership interest and Owens Corning owns a 49.0% membership interest. All 1,000 shares of common stock of AGY Capital Corp. are owned by Advanced Glassfiber Yarns LLC.

Pursuant to the terms of our Operating Agreement, we make annual distributions to each of Owens Corning and Porcher Industries, S. A. in order to fund the taxes payable by each owner on their proportionate share of our net ordinary income and net capital gain. In connection with the Porcher Industries' acquisition of a 51% interest in us, we made a partnership election to step up the basis of certain of our tangible and intangible assets. The resulting increase in depreciation and amortization expense is allocated wholly to Porcher Industries, S.A. As a result, the tax distributions are not made on a pro rata basis and Porcher Industries, S.A. has an unrecovered distribution amount (the "deferred distribution").

Distributions to members of $8.5 million were declared in 2000 based on the year ended December 31, 1999, of which $4.2 million was paid to Owens Corning and $4.4 million was treated as a deferred distribution to Porcher Industries, S.A. A distribution of $7.8 million was declared in 2001 based on the year ended December 31, 2000, of which $3.8 million was paid to Owens Corning and $4.0 million was treated as a deferred distribution to Porcher Industries, S.A.

Based on the members' estimated taxable income for the year ended December 31, 2001, a distribution of approximately $1.8 million will be declared in 2002 of which $0.9 million will be treated as a deferred distribution payable to Porcher Industries, S.A. and $0.9 million will be paid in cash to Owens Corning, when allowed under the terms of the Senior Credit Facility. The terms of the Senior Credit Facility do not allow for cash distributions to our members until such time that we comply with the original covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As such, the distribution scheduled to be made to Owens Corning in 2002 for the results of 2001 will be deferred until such time that we are in compliance with our original covenants. These distributions will be recorded in the second quarter of 2002.

Item 6. Selected Financial Data

We present below our selected historical financial information. Selected historical financial information related to Owens Corning's Glass Yarns and Specialty Materials Business is presented for the year ended December 31, 1997 and the nine months ended September 30, 1998. Selected historical financial information subsequent to consummation of the formation transactions on September 30, 1998 is presented for the three months ended December 31, 1998 and the years ended December 31, 1999, 2000 and 2001.

We derived the historical information for the three years ended December 31, 1999 through 2001 from our audited financial statements, which appear elsewhere in this report. We derived the historical information for the three months ended December 31, 1998 from our audited financial statements not included in this report. We derived the historical information for the year ended December 31, 1997 and the nine months ended September 30, 1998 from the Predecessor Business audited financial statements that are not included in this report. The historical financial statements of the predecessor business were derived from the historical financial statements of Owens Corning. We have not adjusted our historical statements of operations to reflect the effect of supply agreements that we entered into with Owens Corning in connection with the formation transactions.

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and related notes included elsewhere in this report.

                                                                      Consolidated Company             |    Predecessor Business
                                              -------------------------------------------------------- | --------------------------
                                                                 Years                 Three Months    | Nine Months       Year
                                                                 Ended                    Ended        |    Ended          Ended
                                                              December 31,             December 31,    | September 30,  December 31,
                                              ----------------------------------       --------------- | ------------   -----------
                                                  2001          2000        1999           1998        |    1998           1997
                                                  ----          ----        ----           ----        |    ----           ----
                                                                            (dollars in thousands)     |
Statement of Operations Data:                                                                          |
  Net sales                                   $  206,302     $  278,288   $ 252,236    $  63,403       | $ 205,248    $  277,357
  Cost of goods sold                             153,339        206,403     183,186       43,494       |   134,820       182,366
                                              ----------     ----------   ---------    ---------       | ---------    ----------
                                                                                                       |
  Gross profit                                    52,963         71,885      69,050       19,909       |    70,428        94,991
  Selling, general and administrative                                                                  |
     expenses                                     14,290         16,407      16,812        4,123       |    11,487        14,813
  Amortization                                    11,606         11,420      11,611        2,848       |         -             -
  Restructuring charge                             2,449              -         290            -       |     2,034             -
                                              ----------     ----------   ---------    ---------       | ---------    ----------
                                                                                                       |
  Operating income                                24,618         44,058      40,337       12,938       |    56,907        80,178
  Interest expense                                33,243         35,449      36,824        9,113       |         -             -
  Other income, net                                 (931)        (3,577)     (2,283)        (450)      |    (2,328)       (2,688)
                                              ----------     ----------   ---------    ---------       | ---------    ----------
                                                                                                       |
  Income (loss) before taxes                      (7,694)        12,186       5,796        4,275       |    59,235        82,866
  Income taxes expense                                55             93         190            -       |    16,226        32,540
                                              ----------     ----------   ---------    ---------       | ---------    ----------
                                                                                                       |
  Income  (loss) before extraordinary loss        (7,749)        12,093       5,606        4,275       |    43,009        50,326
  Extraordinary item, (loss) on early                                                                  |
   extinguishment of debt (1)                          -              -      (3,616)           -       |         -             -
                                              ----------     ----------   ---------    ---------       | ---------    ----------
  Net income (loss)                           $   (7,749)    $   12,093   $   1,990    $   4,275       | $  43,009    $   50,326
                                              ==========     ==========   =========    =========       | =========    ==========
                                                                                                       |
                                                                                                       |
Other Data:                                                                                            |
  Depreciation and amortization               $   28,471     $   27,944   $  25,963    $   5,975       | $   6,394    $    8,305
  Capital expenditures                            10,880         12,716      18,368        6,943       |    13,509         8,324
  Adjusted EBITDA (2)                             53,910         73,628      69,889       21,334       |    67,663        91,171
  Cash flow provided by operating activities      12,494         48,243      59,187       18,819       |    28,438        65,274
  Cash flow used in investing activities         (13,576)       (15,928)    (15,603)      (3,327)      |   (13,509)       (8,324)
  Cash flow used in financing activities          (2,798)       (34,450)    (50,155)      (2,712)      |   (14,940)      (56,922)
  Ratio of earnings to fixed charges (3)             0.8 x          1.3 x       1.2 x        1.5 x     |      67.0 x        78.0 x
Balance Sheet Data (4):                                                                                |
  Working capital (deficit) (5)               $ (310,320)    $   (2,721)  $  (1,964)   $  32,061       | $       -    $  (11,872)
  Total assets                                   412,485        436,009     454,416      465,469       |         -       153,961
  Total debt                                     330,441        329,586     359,855      402,198       |         -             -
  Membership interest/Net assets                   4,037         23,751      20,231       21,285       |         -        30,940

(1) During the first quarter of 1999, we recorded a $3.6 million charge related to the write-off of debt issuance costs, which resulted from the the issuance on the subordinated bonds in replacement for the bridge loan.

(2) We have presented adjusted EBITDA in our selected financial data because it is a widely accepted financial indicator of a company's ability to service indebtness. You should not consider adjusted EBITDA as an alternative to net income or loss, as a measure of operating results, or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Adjusted EBITDA may not necessarily be comparable to similarly titled measures reported by other companies as they are not calculated identically by all companies. We defined adjusted EBITDA as income or loss before, interest expense, income taxes, depreciation, amortization, non-recurring and non-cash charges as defined per the Senior Credit Facility. See Exhibit 99 - "Reconciliation of Net Income (Loss) to EBITDA".

(3) We have also presented the ratio of earning to fixed charges. In calculating the ratio of earnings to fixed charges, earnings consist of interest expense, whether expensed or capitalized, and the portion of rental expense estimated to be attributable to interest. See Exhibit 12
         - "Computation of Ratio of Earnings to Fixed Charges".

(4) The historical balance sheet data for December 31, 1997 have not been adjusted to reflect the fact that Owens Corning did not contribute deferred tax assets to Advanced Glassfiber Yarns and that Owens Corning retained the following liabilities: income taxes payable, trade accounts payable and certain post-retirement health care benefits for those of our employees that were previously employees of Owens Corning. The December 31, 1998 balance sheet data reflects the following: the elimination of assets not contributed by Owens Corning and liabilities not assumed by Advanced Glassfiber Yarns, the accounting for the purchase by Porcher Industries of the 51.0% interest in Advanced Glassfiber Yarns and the various financing transactions related to our formation on September 30, 1998.

(5) Absent the covenant modification dated December 14, 2001, the Company would have been in violation of certain covenants of its senior credit facility. See Notes 1 and 7 to the financial statements "Long-term Debt and Going Concern". Because this modification is valid only through March 31, 2002, there is substantial doubt about the Company's ability to meet its covenant requirements in the subsequent quarters. Due to the uncertainity of the Company's ability to meet its covenant requirements in 2002 and pay interest due on the Senior Notes, all long-term debt has been presented as a current liability. Accordingly, substantial doubt exists about the Company's ability to continue as a going concern. The Company is currently in negotiations with its senior lenders and is reviewing alternative financing and strategic options to reduce the Company's overall leverage.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and related notes contained in this Annual Report. The forward-looking statements under this section are subject to risks and uncertainties that exist in our operations and business environment. See Item 1, "Disclosure Regarding Forward-Looking Statements."

Overview

Advanced Glassfiber Yarns is a Delaware limited liability company initially formed by Owens Corning to own and operate its Glass Yarns and Specialty Materials Business. On July 1, 1998, Owens Corning contributed substantially all of the assets and liabilities of this business to Advanced Glassfiber Yarns. On September 30, 1998, Owens Corning sold a 51.0% interest in Advanced Glassfiber Yarns to a wholly owned subsidiary of Porcher Industries. Owens Corning retained the remaining 49.0% interest.

Net Sales. Net sales consist of sales to customers, including discounts and negotiated rebates. Prices for our products depend upon the terms of our customer agreements and the category of product being sold. Effective December 31, 2000, we adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The impact of adopting SAB No. 101 was immaterial.

Gross Profit. Cost of sales consists of raw materials, energy, labor and manufacturing overhead. These components of cost of sales as a percentage of total cost of sales were 35.5% for raw materials including resale goods, 8.4% for energy, 37.8% for labor and 18.3% for other costs for 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of the cost of our non-manufacturing employees, including research and development and engineering personnel, and prior to 2000 the estimated costs of corporate services provided by Owens Corning.

Other Income, net. Other income consists of royalties and technical service fees earned from a non-exclusive limited license granted by us to Taiwan Glass Industrial Corporation up to February 27, 2002. The historical financial statements only include the portion of the royalties and fees attributable to the manufacture and sale of glass yarn products by Taiwan Glass.

Adjusted EBITDA. Adjusted EBITDA is defined as net income or loss before income taxes and extraordinary item, interest expense, depreciation and amortization expense, non-recurring charges of $2.0 million for the nine months ended September 30, 1998, $2.3 million for the three months ended December 31, 1998, $3.0 million for the year ended December 31, 1999 and restructuring charges of $0.3 and $2.0 for the years ended December 31, 1999 and 2001, respectively. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness; however, adjusted EBITDA should not be considered as an alternative to net income or loss, as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Adjusted EBITDA as presented in this Annual Report may not be comparable to similarly titled measures reported by other companies as they are not calculated identically by all companies.


Critical Accounting Policies

The SEC recently issued two releases, FR 60 and 61, relating to critical accounting policies and financial statement disclosure. We have selected accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 2 to the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside consultants, engineers, lawyers and actuaries to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

       . Receivables allowance for doubtful accounts - We maintain a receivables allowance for estimated losses resulting from amounts related to trade discounts, rebates, returns and damaged goods. Although our write-offs have historically been minimal, we also maintain an allowance for bad debts. We provide an allowance for specific customer accounts and also provide a general allowance for other accounts based upon historical collection and write-off experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

       . Inventories - Our inventories are valued at the lower of cost or market value. This requires us to write down our inventory for estimated obsolescence, impairment for damaged goods or unmarketable inventory equal to the difference between the cost and the estimated market value of the inventory items reflecting assumptions about future demand and market conditions. If future market demand is less favorable than anticipated, additional inventory write-downs may be required.

       . Long-lived assets - We periodically review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets. SFAS No. 141 and No. 142 are effective January 1, 2002 and require that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. These statements also provide that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Existing goodwill was amortized through 2001. Effective January 1, 2002 amortization will cease. We believe that no impairment of goodwill or other assets exists as of December 31, 2001, under FAS 121; however, we believe that an impairment of goodwill under FAS 142 may exist as of January 1, 2002 in light of the changes in market conditions and the significant downturn in the electronics market. In 2002 we will complete our review of the fair value of goodwill using discounted cashflow models, market valuations and third party appraisal when appropriate. The impairment charge that could result from this review may be significant.

       . Restructuring charges - We provided for restructuring charges related to the reduction in workforce during 2001. These charges were based upon severance and benefits continuance costs incurred for furloughed production employees and severed salaried employees.

       . Periodic accruals - It is necessary for us to estimate certain costs included in our operating results. These costs include, but are not limited to, items such as utilities, services provided by Owens Corning and healthcare costs, which have been incurred but not yet billed. We base these estimates on historical experience.

       . Pension and post-retirement benefits - In accordance with the formation transaction, we agreed to pay the subsidized benefits to employees of the Predecessor's Business who participated in the defined benefit plans maintained by Owens Corning. We maintain an actuarially calculated liability that is subject to fluctuation upon assumptions and estimates such as the rate at which employees take early retirement, trends in healthcare costs and the discount rate.

       . We designate certain derivative financial instruments as hedges of future sales transactions. Unrealized gains and losses on these foreign exchange contracts are not recognized in our consolidated statement of operations until the underlying sale occurs based on management's determination that the forecasted sales are probable of occurring and that the hedges have been effective in mitigating the foreign exchange risks associated with these future sales. The hedging contracts generally cover only a portion of the forecasted sales, and therefore, management considers the likelihood of not reaching the designated level of forecasted sales to be low. However, if the designated levels of forecasted sales are not achieved in the timeframe that management anticipates, we would need to report the unrealized gains or losses on these derivative instruments in income.

Results of Operations

The following table summarizes our historical results of operations and historical results of operations as a percentage of net sales.

                                                                 Years Ended December 31,
                                                       ---------------------------------------
                                                           2001            2000           1999
                                                           ----            ----           ----
Net sales                                                 100.0%          100.0%         100.0%
Cost of sales                                              74.3            74.2           72.6
                                                       --------         -------        -------
Gross profit                                               25.7            25.8           27.4
Selling, general and administrative
  expenses                                                  6.9             5.9            6.7
Amortization                                                5.7             4.1            4.6
Restructuring charge                                        1.2               -            0.1
                                                       --------         -------        -------
Operating income                                           11.9            15.8           16.0
Interest expense                                           16.1            12.7           14.6
Other income, net                                          (0.4)           (1.3)          (0.9)
                                                       --------         -------        -------
Income (loss) before taxes and extraordinary item          (3.8)            4.4            2.3
Income tax expense                                            -               -            0.1
                                                       --------         -------        -------
Income (loss) before extraordinary item                    (3.8)            4.4            2.2
Extraordinary item, (loss) on early
  extinguishment of debt                                      -               -           (1.4)
                                                       --------         -------        -------
Net income (loss)                                          (3.8)%           4.4%           0.8%
                                                       ========         =======        =======

Fiscal Year 2001 Compared to Fiscal Year 2000

Net Sales. Net sales decreased $ 72.0 million, or 25.9%, to $206.3 million as compared to $278.3 million in the year ended December 31, 2000. Had the Euro exchange rate versus the US dollar not declined by 3.0% year to year, 2001 net sales would have been $1.8 million higher. The benefit of price increases implemented in the first quarter of 2001 have been more than offset by a 29% decline in volumes sold in 2001 compared to 2000. This decrease in demand reflects a global economic downturn and inventory correction particularly severe in the electronics and industrial market, with year to year sales to these markets down $49.4 million, or 50.0%, and $16.2 million, or 22.7%, respectively. While the future trends cannot be guaranteed given the length and complexity of the supply chain and the significant downturn of this sector, the electronics market is expected to improve in 2002, primarily driven by the telecommunications and personal computer segments. Further, we have experienced a modest up-turn in sales in the first quarter of 2002. There can be no assurance that this trend will continue.

In response to these market conditions, we reduced production schedules and focused on operating cost reductions and working capital management. Since May 2001, we furloughed additional production employees, therefore, reducing our production workforce by 36% as compared to January 2001. In December 2001, we temporarily shutdown our Huntingdon and South Hill facilities to mirror the production curtailment by our key weaving customers. In addition to the furlough of production employees, in the fourth quarter we reduced the number of salaried positions in order to cut costs in future periods.

Gross Profit. Gross profit decreased by $18.9 million, or 26.3%, from $71.9 million for 2000 to $53.0 million for 2001. As a percentage of net sales, gross profit decreased to 25.7% as compared to 25.8% for the year ended December 31, 2000. Excluding the impact of a weakening European currency, gross profit in the year 2001 would have been 25.9% of net sales. The underabsorption of fixed costs led by an increasing under-utilization of capacity during the year was partially offset by continued improved manufacturing performance and cost reduction efforts, as well as the previously mentioned price increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.1 million, to $14.3 million, or 6.9% of net sales, for the year ended December 31, 2001 from $16.4 million, or 5.9% of net sales, for the year ended December 31, 2000. The decrease in absolute value is attributable to the implementation of cost containment measures such as the elimination of the profit sharing and incentive compensations as well as the reduction in the salaried workforce.

Operating Income. As a result of the aforementioned factors and a restructuring charge of $2.4 million associated with the production and salaried workforce reduction, operating income decreased $19.5 million to $24.6 million, or 11.9% of net sales, for the year ended December 31, 2001 from $44.1 million, or 15.8% of net sales, for the year ended December 31, 2000.

Interest Expense. Interest expense decreased $2.2 million to $33.2 million, or 16.1% of net sales, for the year ended December 31, 2001 from $35.4 million, or 12.7% of net sales, for the year ended December 31, 2000. The decrease is mainly attributable to lower average outstanding debt in 2001 as compared to 2000. During 2001, we did not benefit from lower overall interest rates due to the interest rate hedging instruments, which were previously favorable during 2000 when overall interest rates where relatively higher.

Other Income, net. Other income/expense, net decreased $2.7 million to $0.9 million, or 0.4% of net sales, for the year ended December 31, 2001 from $3.6 million, or 1.3% of net sales, for the year ended December 31, 2000. This decrease was primarily due to a $1.2 million decrease in royalty income related to a $1.0 million non-recurring royalty settlement in 2000 as well as a reduction in royalties due to a decrease in sales by our licensee and an $0.8 million decrease in foreign currency gains.

Net Income (Loss). Also as a result of the aforementioned factors, net income decreased $19.8 million to a loss of $7.7 million in the year ended December 31, 2001, from income of $12.1 million in the year ended December 31, 2000.


Fiscal Year 2000 Compared to Fiscal Year 1999

Net Sales. Net sales increased $26.1 million, or 10.3%, to $278.3 million as compared to $252.2 million in the year ended December 31, 1999. This increase was primarily due to higher demand in all markets, except in industrial products. The largest increases were in the electrical and the construction markets, with 22.8% and 14.5%, respectively. This was partially offset by the impact of a 13.0% decline in the exchange rate of the European currency versus the U.S. dollar in 2000 as compared to 1999. Price increases implemented in the last two quarters of 2000 continue to move towards the historical pricing level of late 1998 and early 1999.

Gross Profit. Gross profit increased by $2.8 million, or 4.1%, from $69.1 million for 1999 to $71.9 million for 2000. As a percentage of net sales, gross profit decreased to 25.8% as compared to 27.4% for the year ended December 31, 1999. The positive impact of higher volumes sold was partially offset by the residual effect of the 1999 selling price reductions, additional startup manufacturing costs related to increases in capacity in early 2000, as well as increases in energy costs since the second quarter of 2000. Excluding the impact of a weakening European currency, gross profit in the year 2000 would have been 26.7%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 5.9% of net sales for the year ended December 31, 2000 as compared to 6.7% of net sales for the year ended December 31, 1999. This decrease, which was primarily attributable to an increase in sales, without a corresponding increase in cost during the year of 2000, as well as 1999 non-recurring costs related to the establishment of independent operational, management and information system controls, was partially offset by an increase in depreciation of the aforesaid systems established in 1999.

Operating Income. Operating income increased $3.8 million to $44.1 million, or 15.8% of net sales, for the year ended December 31, 2000 from $40.3 million, or 16.0% of net sales, for the year ended December 31, 1999. This increase was primarily related to the factors discussed above.

Interest Expense. Interest expense decreased $1.4 million to $35.4 million, or 12.7% of net sales, for the year ended December 31, 2000 from $36.8 million, or 14.6% of net sales, for the year ended December 31, 1999.

Other Income, net. Other income/expense, net increased $1.3 million to $3.6 million, or 1.3% of net sales, for the year ended December 31, 2000 from $2.3 million, or 0.9% of net sales, for the year ended December 31, 1999.

Net Income. Also as a result of the aforementioned factors and the $3.6 million loss on early extinguishment of debt, which occurred in 1999, net income increased $10.1 million to $12.1 million in the year ended December 31, 2000, from $2.0 million in the year ended December 31, 1999.


Liquidity and Capital Resources

As of December 31, 2001, we had cash and cash equivalents of $0.1 million and available undrawn commitments under our Senior Credit Facility of $23.0 million, after giving effect to the $50.0 million revolver borrowing cap under the terms of the December 14, 2001 amendment discussed below. As of December 31, 2001, our total debt net of cash was $330.3 million, an increase of $4.8 million from $325.5 million as of December 31, 2000. The increase in net debt primarily reflects (a) a decline in our operating cashflow reflecting lower sales due to the depressed business conditions and the under-absorption of fixed costs; (b) the funding of capital expenditures; (c) a tax distribution to one of our members; and (d) restructuring payments to appropriately size our operations for the industry downturn, offset by the positive result of aggressive cost cutting programs implemented in 2001 to control inventory levels, reduce future and current operating expenses and maximize cash flow.

Our primary sources of liquidity are cash flows from operations and borrowings under our credit facilities. Our future need for liquidity will arise primarily from interest payments on 9 7/8% Senior Subordinated Notes due 2009, principal and interest payments on the Senior Credit Facility, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the senior subordinated notes scheduled prior to their maturity. At March 27, 2002, we had outstanding debt of $187.5 million under the Senior Credit Facility, with additional available borrowings of up to $18.2 million.

On December 14, 2001, our senior lenders waived our requirement to maintain and meet our Fixed Charge Coverage Ratio and modified our Leverage Ratio and Interest Coverage Ratio to be less restrictive for the quarters ending December 31, 2001 and March 30, 2002. Absent the covenant modification dated December 14, 2001, we would have been in violation of certain covenants of our Senior Credit Facility as of December 31, 2001. The amendment also provides for 1) a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; 2) a cap of $50.0 million for amounts borrowed under the revolving credit facility; 3) a $1.75 million and $1.5 million limit on capital spending for the quarters ending December 31, 2001, and March 31, 2002, respectively;
and 4) a prohibition on making any cash distributions to our Members until we are in compliance with the original covenants under the credit agreement.

Based on our current level of performance, we do not expect to comply with certain financial covenants under the Senior Credit Facility for the quarter ended June 30, 2002. Additionally, if we default under our Senior Credit Facility, our senior lenders may be able to prohibit us from making the interest payments of approximately $7.4 million due under the Senior Subordinated Notes on July 15, 2002, which would result in default under our indenture. If we default under our senior credit facility or our indenture, the lenders or note holders may immediately accelerate repayment of all amounts outstanding under the respective agreements. As a result of these uncertainties, amounts due under the Senior Credit Facility and Senior Subordinated Notes have been reflected as current liabilities as of December 31, 2001 in accordance with Generally Accepted Accounting Principles, which results in a significant working capital deficit as of December 31, 2001. We have retained Credit Suisse First Boston as our financial advisor to explore strategic alternatives, including, but not limited to, restructuring our debt and negotiating with our lenders favorable amendments to the Senior Credit Facility. Even though discussions are ongoing, there can be no assurance that we will obtain any necessary amendments and waivers or that we will otherwise be able to refinance our debt on favorable terms, if at all.

Based upon current and anticipated levels of operations and provided that there is no intervening acceleration of our indebtedness or a blockage of the $7.4 million interest payment due July 15, 2002 under the Senior Subordinated Notes, we believe we have sufficient liquidity from our cashflow from operations, combined with our availability under the senior credit facility, to meet our projected cash needs through December 2002. Our future operating performance and ability to service or refinance the Notes and to extend or refinance our other indebtedness will be subject to future economic conditions and to financial, business and other factors beyond our control.

Our near and long-term operating strategies focus on exploiting existing and potential competitive advantages while eliminating or mitigating competitive disadvantages. In response to current market conditions and as a part of our ongoing corporate strategy, we are pursuing several initiatives intended to increase liquidity and better position us to compete under current market conditions. Several completed and ongoing initiatives are as follows:

Since second quarter of 2001, we have reduced our production and salaried workforce by approximately 36%. This headcount reduction is expected to significantly reduce overall operating expense on an annualized basis. As a part of this reduction, we placed 591 employees on furloughed status prior to December. Additionally, 216 employees were furloughed for a three-week period beginning in mid-December as part of a temporary curtailment in production.

We have and are continuing to pursue aggressive cost cutting programs. As compared to the first half of 2001, our quarterly spending for administrative costs declined for the second half of the year, by $1.5 million, or 19%. Similarly, our monthly spending on products and services for operations has declined significantly. This reduction is, in part, due to lower production levels.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $12.5 million for 2001, compared with $48.2 million in 2000 and was primarily the result of a net loss of $(7.7) million, adjusted for non-cash charges/(credits) to net income for depreciation of $14.8 million, amortization of $13.7 million, alloy usage of $1.7 million, an increase in inventory of $(18.8) million, a decrease in accounts payable and accrued expenses of $(13.7) million, an increase in pension and post-retirement of $2.8 million, a decrease in other assets of $3.2 million, and a decrease in trade accounts receivable of $16.5 million. A general economic decline, combined with a downturn in the electronics market, where sales declined 50.0% from the prior year, has contributed to decreased sales and production volume, resulting in lower margin and under absorption of fixed costs. Declines in receivables and payables and increases in inventories resulted from a slow down of the business. We expect operating cash flows to improve throughout fiscal 2002 as a result of working capital management, particularly through inventory reduction.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $2.3 million from $15.9 million for 2000 to $13.6 million for 2001. A significant portion of the capital expenditures in 2001 was for process automation and furnace rebuilds.

Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our Senior Credit Facility. For the year ended December 31, 2001, capital expenditures were $15.0 million, excluding assets associated with a sale and leaseback transaction during the third quarter of 2001 pursuant to which we sold manufacturing equipment for net proceeds of approximately $1.5 million. We expect that capital spending during 2002 will be between $5.0 to $7.0 million.

Net Cash Used in Financing Activities. Net cash used in financing activities was $2.8 million for 2001 and primarily consists of a $4.0 million tax distribution to one of our members, net revolver borrowings of $15.3 million, $1.1 million proceeds from a partial unwind of our interest rate swaps and net payment on term loans of $14.6 million.

Sources of Liquidity. In connection with the formation transactions, we entered into a Senior Credit Facility, which provided for:

       . a six-year revolver in an aggregate principal amount of up to $75.0 million, which includes a $10.0 million swing line sub-facility and a $30.0 million letter of credit sub-facility;

       . a seven-year term loan in an aggregate principal amount of $125.0 million; and

       . a six-year term loan in an aggregate principal amount of $115.0 million.

On January 21, 1999, we privately issued $150.0 million of 97/8% Senior Subordinated Notes due 2009. Our net proceeds from the sale of these notes were approximately $142.9 million, after deducting the initial purchasers' discount. We used the net proceeds from the offering, together with additional borrowings under our Senior Credit Facility, to repay all debt outstanding under a $150.0 million senior subordinated credit facility, which was incurred on September 30, 1998 in connection with the formation transactions. On July 23, 1999, we exchanged the notes for substantially identical new notes that have been registered under the Securities Act of 1933. We generally fund the interest payments on the notes with operating cash flows.

On December 16, 1999, we and our lenders amended our Senior Credit Facility to:
(1) reduce the overall borrowing commitment under the six-year revolver from $75.0 million to $65.0 million; (2) re-amortize the remaining principal balance due under our seven-year term loan as a result of our repayment of $15.0 million of principal amounts due under such loan; and (3) ease the restrictions imposed by certain financial covenants.

On December 14, 2001, we and our lenders amended our Senior Credit Facility as previously disclosed above.

First Union National Bank serves as agent under the Senior Credit Facility. The Senior Credit Facility is collateralized by a first priority lien on substantially all of our properties and assets and by a pledge of Porcher Industries' interest in Advanced Glassfiber Yarns.

Proposed Transaction between Our Two Members. We previously reported that Porcher Industries Group and Owens Corning executed a memorandum of understanding setting forth the general parameters pursuant to which Porcher Industries Group intended to purchase Owens Corning's 49.0% economic interest in Advanced Glassfiber Yarns. Due to Owens Corning's bankruptcy filing, we cannot assure you that this transaction will ever be consummated or that it will be consummated on the terms previously disclosed. In addition, consummation of such a transaction would be subject to factors outside our control, including, among other things, the execution of definitive agreements, our ability to obtain any required lender consents and other approvals, and Porcher Industries Group's ability to obtain satisfactory financing. If Porcher Industries Group acquires Owens Corning's 49.0% economic interest, we may be required to step up the value of certain assets from Owens Corning's historical book value to fair market value as of the date of the transaction. This could result in the recording of additional depreciation and the payment of additional property taxes, which would reduce our future net income.

Following is a summary of our fixed obligations at the end of 2001 and will require the use of funds (in thousands):


                                      2002            2003           2004          2005        Thereafter
                                      ----            ----           ----          ----        ----------

Long-term debt (1)               $     330,441   $          -   $          -  $          -   $           -
Operating lease                          2,496          1,690          1,630         1,551             865
                                   ------------    -----------    -----------   -----------    ------------

Total                            $     332,937   $      1,690   $      1,630  $      1,551   $         865
                                   ============    ===========    ===========   ===========    ============


(1) Includes amounts outstanding under our Senior Credit Facility and 97/8% Senior Subordinated Notes due 2009, which have both been reclassified as current liabilities as discussed above.

Restructuring Charge

In 2001, management approved a restructuring plan which resulted in the reduction of AGY's salary and wage workforce by approximately 36%. As a result of the restructuring, we incurred charges of $2.4 million. The charges incurred were costs for salaried employee severance and benefit continuation cost for hourly employees. These cost are expected to be paid out by the end of 2002.

Outlook for 2002

The following section contains forward-looking statements about our plans, strategies and prospects during 2002. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the important factors that could cause our actual results to differ materially from those contained in any forward-looking statements set forth under Part I, "Cautionary Statement Regarding Forward-Looking Statements."

Looking ahead to 2002:

     . Despite a slight price decrease year to date, sales trends during the first quarter of 2002 increased slightly from the average monthly sales for the last quarter of 2001. As a result of increasing customer demand, good manufacturing performances, and a progressively increasing utilization of manufacturing facilities, our profitability should improve over the fourth quarter of 2001. The improvements through 2002 remain contingent upon the recovery of the electronics market.

     . We plan to significantly reduce our inventory levels during 2002. This reduction would improve our cash flows from operations.

     . One of our subleases with Owens Corning relating to the Pitney Bowes/John Hancock Mutual Life Insurance Company lease will terminate on March 31, 2002. Owens Corning has agreed to purchase the equipment at March 31, 2002 from its lessor at the stated residual value of $3.7 million and sell it to us in April for the same amount.

     . As a result of headcount reductions and other cost saving initiatives, we expect to reduce selling, general, and administrative costs by approximately $1.3 million.

Related Party Transactions

See Item 13, "Certain Relationships and Related Transactions" for a discussion of related party transactions.

Impact of Inflation

We generally attempt to pass cost increases on to our customers. Costs are affected by, among other things, inflation, and we may experience the effects of inflation in future periods. We believe, however, that inflation has not had a material impact on us during the past 3 years.

Recently Issued Accounting Standards

The SEC recently issued two releases, FR 60 and 61, relating to critical accounting policies and financial statement disclosure. See Item 7. "Critical Accounting Policies."

In June 2001, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17,

Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have infinite lives.

We will adopt the provisions of SFAS 142 in the first half of 2002. We are in the process of preparing for our adoption of SFAS 142 and is making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. We recorded $11.6 million of amortization relating to our existing goodwill. We are also currently evaluating the useful lives assigned to our intangible assets. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We expect to complete that first step of the goodwill impairment test, by the end of June 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first half of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. We believe that no impairment of goodwill or other assets exists as of December 31, 2001, under FAS 121; however, we believe that an impairment of goodwill under FAS 142 may exist as of January 1, 2002 in light of the changes in market conditions and the unprecedented downturn in the electronics market. By June of 2002 we will complete our review of the fair value of goodwill using discounted cashflow models, market valuations and third party appraisal when appropriate. The impairment charge that could result from this review may be significant.

We adopted SFAS 133 on January 1, 2001 and initially recorded a $4.1 million unrealized gain in Other Comprehensive Income as the cumulative effect of this change in accounting related to interest rate swaps. For foreign currency derivatives, the adoption of SFAS 133 did not have a material impact on our financial position or results of operations.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward- Looking Statements."

Our Senior Credit Facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We do not enter into derivatives for trading or speculative purposes.

We are exposed to market risk related to changes in interest rates on borrowings under our Senior Credit Facility. The Senior Credit Facility bears interest based on LIBOR. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we entered into interest rate swap agreements to manage our exposure to interest rate changes under the Senior Credit Facility. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. Under this agreement, we have secured a fixed LIBOR rate of interest of 4.92% on Term Loan A and 5.04% on the Term Loan B with an aggregate notional amount which is reduced in a manner consistent with the amortization of the principal on our term loans. As of December 31, 2001, we had two interest rate swap agreements effective through September 30, 2003 on a notional amount of $157.9 million, equal to the borrowings outstanding under Term Loans A and B under our Senior Credit Facility. During the quarter ended March 31, 2001, we shortened the duration of our interest rate swaps to September 2003. As a result of this transaction, we received proceeds of $1.1 million, which will be reclassified from accumulated other comprehensive income to earnings over the remaining life of the related debt. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At December 31, 2001, we would have paid approximately $4.4 million to terminate the agreements. A 100 basis point increase in LIBOR would decrease the amount paid by approximately $1.9 million. In contrast, a 100 basis point decrease in LIBOR would increase the amount paid by approximately $2.3 million. The fair value is based on dealer quotes, considering current interest rates.

The Senior Credit Facility is a variable-rate debt obligation. Accordingly, the estimated fair value of this debt obligation approximates its book value. As of December 31, 2001 and 2000, the fair value of the Company's Senior Subordinated Notes was $78.0 million and $120.0 million, respectively. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on the Company's performance, its credit rating, and changes in interest rates for debt securities with similar terms. As discussed above, the Company's financial performance has deteriorated due to the global economic downturn that began late in the first quarter of 2001 and was particularly severe in the electronics and industrial market. As a result, the credit ratings on the Company's debt were downgraded in 2001 and may be subject to further downgrade.

We are exposed to foreign currency exchange rate risk mainly as a result of our export sales denominated in the Euro. Our risk management strategy is to use derivative financial instruments, including forwards, swaps, collars and purchased options, to hedge some portion or all of these exposures, in accordance with our financial risk management policy. Our objective is to limit the impact of foreign currency changes on earnings and cash flows. As of December 31, 2001, the notional value of our foreign currency hedging instruments was immaterial.

During the quarter ended June 30, 2001, we entered into two natural gas commodity swaps whereby we agreed to pay a fixed price to hedge 579,000 MMBtu's of the commodity. We entered into these swaps to reduce the variability of the cash flows associated with our forecasted purchases of natural gas. One of these contracts matured in December 2001. The remaining contract terminates in December 2002 and provide for a fixed price of $4.14/MMBtu on 365,000 MMBtu's. As of December 31, 2001, the total notional value of the remaining commodity hedging instrument was $1.5 million, and the approximate fair value was negative $0.5 million. The potential loss in fair value of such financial instruments from a hypothetical 10% increase in the underlying commodity price would be approximately $0.1 million as of December 31, 2001. The potential gain in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying commodity price relative to the US dollar would be approximately $0.1 million as of December 31, 2001. The fair value is based on dealer quotes, considering current commodity prices

In addition, we are exposed to losses in the event of nonperformance by the counterparties under the derivative agreements. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate swap agreements, we could be required to pay the full rate on our Senior Credit Facility, even if the rate was in excess of the rates in the interest rate swap agreements.

Item 8. Financial Statements and Supplementary Data

See page F-1 of the financial reports included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants

The following table sets forth information with respect to our directors, executive officers and other key employees as of January 2002:

Name                                Age    Position
----                                ---    --------
Robert Porcher                      73     Chief Executive Officer and Chairman
                                           of the Board of Directors
Robert Pistole                      64     President
Catherine Cuisson                   36     Vice President and Chief Financial
                                           Officer
Richard D. Lantz                    50     Director
Serge Piolat                        51     Director
Philippe Porcher                    48     Director
Michael H. Thaman                   38     Director

Robert Porcher is our Chief Executive Officer, Chairman of the Board and a Director. Mr. Robert Porcher has been Chairman of the Board of Directors and Chief Executive Officer of Porcher Industries from 1952 to 1998. Porcher Industries owns 51.0% of Advanced Glassfiber Yarns. Mr. Robert Porcher beneficially owns 54% of the outstanding capital stock of Porcher Industries. Since December 9, 1998, Mr. Porcher has served as the Chairman of the Supervisory Board of Porcher Industries.

Robert Pistole has been our President since January 2000. Prior to joining us, Mr. Pistole was a retiree from Owens Corning where he held a number of different positions since 1963. These positions included Vice President of Operations for Composites from 1994 to 1997, Vice President of Operations for the Industrial Material Group from 1989 to 1994 and Vice President of Engineering from 1986 to 1989.

Catherine Cuisson is our Vice President and Chief Financial Officer. Prior to the formation transactions, Ms. Cuisson served as Controller of Porcher Industries since November 1994. Prior to joining Porcher Industries, Ms. Cuisson had served as a financial auditor with Coopers & Lybrand Audit since 1987. Ms. Cuisson obtained the equivalent of a certified public accountancy degree upon graduating from the Institut Commercial de Nancy in Nancy, France.

Richard D. Lantz is a Director. Mr. Lantz has been President of Owens Corning's Composites Division since November 2001. Since 1974. Mr. Lantz has served in various leadership positions for Owens Corning including President of the Roofing Solutions and Systems Thinking businesses. Mr. Lantz was appointed to our Board of Directors in January 2002.

Serge Piolat is a Director. Since December 9, 1998, Mr. Piolat has served as Vice Chairman of the Executive Board and Chief Operating Officer of Porcher Industries. Mr Piolat previously managed different divisions of the Porcher Group since 1989.

Philippe Porcher is a Director. Since December 9, 1998, Mr. Philippe Porcher has been the Chairman of the Executive Board and Chief Executive Officer of Porcher Industries. Previously, Mr. Philippe Porcher had been the Vice-Chairman of Porcher Industries since March 1993 and also served as the Manager of the technical textile division of the Porcher Group. Mr. Philippe Porcher is the son of Mr. Robert Porcher, our Chairman of the Board and a Director.

Michael H. Thaman is a Director. Since April 2000, Mr. Thaman has been Senior Vice President and Chief Financial Officer of Owens Corning. Mr. Thaman had previously served in various other management positions with Owens Corning since 1992. Mr. Thaman has been elected Chairman of the Board of Owens Corning effective April 18, 2002. Prior to joining Owens Corning, Mr. Thaman spent six years as a strategy consultant at Mercer Management Consulting, where he was a vice president in their New York office.

Item 11.   Executive Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer and our two other most highly compensated executives:


                                                                             Other
Name and Principal Position                 Salary (1)       Bonus        Compensation
---------------------------                 ----------       -----        ------------
Robert Porcher
Chief Executive Officer

                                   2001 $             - $           - $             -
                                   2000 $             - $           - $             -
                                   1999 $             - $           - $             -

Robert Pistole (2)
President

                                   2001 $       315,400 $           - $        12,060
                                   2000 $       200,000 $      50,000 $        17,500
                                   1999 $             - $           - $             -

Catherine Cuisson
Vice President and
Chief Financial Officer

                                   2001 $       121,500 $           - $             -
                                   2000 $       115,000 $      33,250 $             -
                                   1999 $       111,250 $      13,750 $             -

______________
(1) Includes amounts earned in the indicated period that were paid in the following period.

(2) Amounts shown in the table consist of compensation earned by Mr. Pistole from May 2000, the date on which Mr. Pistole became our full-time President, until December 31, 2000. From January 10, 2000 until May 2000 we paid Mr. Pistole $161,449 in consulting fees to perform the role of interim President.

Mr. Pistole entered into an employment contract with us in May 2000, pursuant to which Mr. Pistole agreed to serve as our President until at least December 31, 2002. This contract provides for a minimum annual base salary at the rate of $300,000 for Mr. Pistole. The minimum annual base salary may be increased by the Board of Directors. Mr. Pistole's employment contract includes provisions restricting him from competing with us during employment and, except in certain circumstances, for a limited period of time after termination of employment. In addition, Mr. Pistole's employment contract provides for severance payments in the event of termination by us without cause equal to the officer's base salary at the rate then in effect for one year from the date of termination.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding each person or entity that beneficially owns more than a 5% ownership interest in us. Each indicated entity has sole voting and investment power with respect to our respective ownership interest.

           Name of Beneficial Owner                       Ownership Interest
           ------------------------                       ------------------
           AGY Holdings, Inc. (1)                                  51.0%
           Jefferson Holdings, Inc. (2)                            49.0%
______________
(1) Address is c/o BGF Industries, Inc., 3802 Robert Porcher Way, Greensboro, North Carolina 27510. Porcher Industries owns 100% of the outstanding capital stock of Glass Holdings Corp., which owns 100% of the outstanding capital stock of AGY Holdings, Inc. which is the record holder of a 51.0% ownership interest in Advanced Glassfiber Yarns. Mr. Robert Porcher owns 54.0% of the outstanding capital stock of Porcher Industries.

(2) Address is One Owens Corning Parkway, Toledo, Ohio 43659-0001. Owens Corning owns 100% of the outstanding capital stock of Jefferson Holdings, Inc., which is the record holder of a 49.0% ownership interest in Advanced Glassfiber Yarns.

Item 13.   Certain Relationships and Related Transactions

Prior to the formation of Advanced Glassfiber Yarns, many of the components of the Glass Yarns and Specialty Materials Business were owned, leased or otherwise controlled by Owens Corning. These components include, among others, manufacturing facilities and equipment, employees trained in the use and repair of the equipment, access to raw materials, intellectual property rights and know-how and agreements with sales representatives worldwide.

In connection with the formation transactions, we entered into agreements with Owens Corning and Porcher Industries and their respective affiliates to facilitate our continuing operation. These agreements are intended to benefit us and the other parties. However, they may result in conflicts of interest between us and these related parties. The following are summaries of these agreements and, as such, are qualified in their entirety by reference to the full text of the related agreements. Unless otherwise indicated, all agreements referred to in this section were dated September 30, 1998.

On October 5, 2000, Owens Corning and certain of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. To date, we have not experienced interruptions in operations or supply of material. Additionally, in 2001 the Bankruptcy court approved the netting of Owens Corning's liability to us against their receivable from us. No write-offs or losses were incurred as a result of this transaction.

Owens Corning anticipates filing one or more Chapter 11 plans of reorganization to be proposed and voted on in the Chapter 11 Cases in accordance with the provisions of the Bankruptcy Code. Although no assurances can be provided, we do not believe that Owens Corning's bankruptcy will have a material adverse effect on our business, financial condition or results of operations. However, this forward-looking statement is subject to risks and uncertainties that exist in our operations and our business environment. See "Cautionary Statement Regarding Forward-Looking Statements."

BGF, an affiliate of Porcher Industries S.A., has a cross-default provision with an existing credit agreement, as it relates to our Senior Credit Facility. This cross-default provision has been waived through April 1, 2003.

LLC Purchase Agreement

Pursuant to an LLC purchase agreement, Porcher Industries purchased a 51.0% interest in Advanced Glassfiber Yarns. The LLC purchase agreement required us to enter into the supply agreements described below relating to the conduct of our business with Owens Corning, Porcher Industries and their respective affiliates. The LLC purchase agreement also requires each of Owens Corning and Porcher Industries to indemnify the other from any and all losses which arise out of the breach by the other party of any of its representations and warranties or any of its covenants contained in the LLC purchase agreement.


Non-Competition

Pursuant to a non-compete agreement, Owens Corning and Porcher Industries and their respective affiliates agreed not to compete with us in the manufacture and sale of particular glass yarns and specialty materials that we currently produce. Owens Corning and Porcher Industries and their respective affiliates generally may not manufacture or sell, among other things, such business products, for the later of a five-year period beginning on September 30, 1998 or any date on which either Owens Corning or Porcher Industries owns less than a 5% ownership interest in us. Owens Corning and its affiliates have retained the right to manufacture limited types of glass yarns.


Employee Benefits

During 1999, Owens Corning permitted our employees, including our employees who were employed by Owens Corning before September 30, 1998 ("transferred employees"), to become or remain as participants in, be covered by, or accrue benefits under certain Owens Corning employee benefit plans. We reimbursed Owens Corning specified amounts or, in some instances, Owens Corning's costs for this coverage. These arrangements with Owens Corning terminated as of December 31, 1999. We also became a participating employer in the two Owens Corning 401(k) Plans. We did not sponsor our own defined benefit pension plan in 1999. However, we paid Owens Corning specified amounts per employee who accrued benefits under the Owens Corning Merged Retirement Plan (the "OC Plan"). We also agreed to pay amounts associated with early retirement benefits under the OC Plan. Specifically, transferred employees who, as of September 30, 1998, did not qualify for the early retirement benefit under the OC BGF, an affiliate of Porcher Industries S.A., has a cross-default provision within an existing credit agreement, as it relates to our Senior Credit Facility. This cross-default provision has been waived through April 2003.

Plan would continue to receive credit toward eligibility for the early retirement benefit for service with us. If a transferred employee remained employed by us until he qualifies for early retirement, the OC Plan treated the transferred employee as having elected early retirement upon retirement from us. We are obligated to pay Owens Corning the difference between the lump sum benefit payable to the transferred employee as an early retiree and the lump sum benefit payable to the transferred employee as a deferred vested benefit on the date of retirement from us under the applicable provisions of the OC Plan. These liabilities were estimated to be $5.1 million on the date of the formation transactions.

We established our own 401(k) Plan effective January 1, 2000 covering all eligible employees. There is a defined contribution retirement account within this plan, which includes self-directed investments into various investment vehicles. Effective January 1, 2000, we adopted health care and life insurance benefit plans for certain retired employees and their dependents. The terms of this plan are substantially the same as the Owens Corning Plan.

In connection with the formation transactions, we assumed, and currently remain responsible for, the liabilities for post-retirement medical and life insurance benefits with respect to transferred employees. These liabilities were estimated to be $12.0 million on the date of the formation transactions.


Facilities Arrangements at Aiken

Prior to the formation transactions, Owens Corning's glass yarn and glass mat factories, located in adjacent plants in Aiken, South Carolina, shared a number of facilities and services. As part of the formation transactions, Owens Corning transferred to us its glass yarn plant in Aiken, while retaining ownership of the glass mat plant. In order to preserve the efficiencies and cost savings created by the sharing arrangements in existence before the formation transactions, we and Owens Corning have entered into the agreements described below.

Aiken Sewer Agreement. We entered into a sanitary sewer agreement pursuant to which we permit Owens Corning to use our sanitary system in Aiken for sanitary wastewater discharges in exchange for the payment by Owens Corning of 50% of the actual costs of maintaining our sanitary system. The sanitary sewer agreement will terminate after a period of ten years, unless extended or otherwise terminated as set forth therein.

Aiken Wastewater Treatment Agreement. We entered into a wastewater treatment agreement pursuant to which we treat at our wastewater treatment facility in Aiken aqueous industrial and laboratory waste discharged by Owens Corning. In exchange for such services, Owens Corning pays an allocated portion of our actual costs of operating the wastewater treatment facility. The wastewater treatment agreement will terminate after a period of ten years, unless extended or otherwise terminated as set forth therein.

Aiken Stormwater Agreements. We entered into various stormwater agreements pursuant to which:

      . we permit Owens Corning to discharge stormwater into our two stormwater ponds; and

      . Owens Corning permits us to discharge stormwater into Owens Corning's landfill sedimentation basin in Aiken.

Each party is individually responsible for any sampling and for complying with their respective stormwater permits. The stormwater agreements will terminate after a period of ten years, unless extended or otherwise terminated as set forth therein.

Aiken Landfill Agreement. We entered into a landfill agreement pursuant to which Owens Corning permits us to use Owens Corning's landfill in Aiken for the disposal of waste in exchange for an allocated portion of the actual costs of operating the landfill. The landfill agreement is effective for the operating life of the landfill, unless earlier terminated as set forth therein.


Facilities Arrangements at Huntingdon

Huntingdon Lease. Owens Corning leases from us approximately 89,818 square feet of our facility in Huntingdon, Pennsylvania for use as a glass mat manufacturing and distribution facility. The lease will expire on September 30, 2003, unless extended or terminated as provided in the lease agreement. Owens Corning pays a nominal fixed fee for the term of the lease plus its allocated share of all building operating expenses, as calculated in the lease agreement.

Huntingdon Air Modeling Agreement. Prior to the formation transactions, Owens Corning treated its glass yarn and glass mat manufacturing operations in Huntingdon as a single facility for environmental compliance purposes. As part of the formation transactions, Owens Corning transferred to us the entire facility in Huntingdon, a portion of which it leases back from us. In order to maintain continuity in complying with air emission modeling requirements under applicable environmental laws, we entered into an air modeling agreement pursuant to which the parties will treat their respective facilities in Huntingdon, including the portion leased to Owens Corning, as a single facility for modeling current and/or projected air emissions. Although we have agreed to share the costs of the modeling, each party remains solely responsible for its own environmental liabilities, if any. The air modeling agreement will terminate after a period of five years, unless extended or otherwise terminated as set forth therein.


Subleases Relating to Equipment at Aiken and Huntingdon

Prior to the formation transactions, Owens Corning leased equipment used in the manufacturing of glass yarns at its Aiken and Huntingdon facilities. Owens Corning agreed to sublease this equipment to us on substantially the same economic terms as provided to Owens Corning in the original leases.

As a result, we sublease manufacturing equipment from Owens Corning at our Aiken and Huntingdon facilities pursuant to Owens Corning's master lease with Pitney Bowes/John Hancock Mutual Life Insurance Company. If Owens Corning should terminate its rights under the master lease, all of our rights under the related subleases will also terminate.

The initial term of our sublease with Owens Corning relating to the Pitney Bowes/John Hancock Mutual Life Insurance Company lease ended on March 31, 2001. We entered into a new lease agreement with TransAmerica Equipment Financial Services for this equipment upon termination of the original sublease. The second sublease with Owens Corning is due to terminate on March 31, 2002. Owens Corning has agreed to purchase the equipment at March 31, 2002 from its lessor at the stated residual value of $3.7 million and sell it to us in April for the same amount. The final term of our sublease covers the Aiken facility's vacuum oven and will expire on March 31, 2003. This agreement generally allows for the purchase of the equipment at the end of the lease term for a stated residual value of $0.2 million.


Services Agreements

We have entered into several agreements pursuant to which Owens Corning performs services for us that are important to the success of our operations. Some of these services agreements continued for a short time until we hired and trained our own personnel, while others are intended to continue for a longer duration. These service agreements, which are described more fully below, provide for the fabrication and repair of equipment, engineering and technical services, sales agency agreements in Europe and administrative and information systems services. In addition to the services provided by Owens Corning, we perform manufacturing and distribution services for Owens Corning at the Huntingdon facility, where Owens Corning continues to have operations.

Alloy Services Agreement. We entered into an alloy services agreement pursuant to which Owens Corning provides, at prices to be determined annually, services relating to the alloying, fabrication and repair of bushings, thermocouples and glass melter parts constructed from metal alloys. We have generally agreed to use Owens Corning exclusively for these services. Owens Corning has also agreed to manage our inventory of industrial precious metals and metal alloys and to lease to us metal alloys for use in bushings, thermocouples and glass melter parts at prices determined according to the formula set forth in the alloy services agreement. This agreement will terminate on December 31, 2005, unless extended or otherwise terminated. We paid Owens Corning $2.9 million for the refurbishing of bushings during 2001.

Support Services Agreement. We entered into a support services agreement pursuant to which Owens Corning provides engineering, design and technical services to us at previously agreed upon prices for a five-year period. The support services agreement will be automatically extended each year for an additional one-year term until terminated.

Manufacturing Services Agreement. We entered into a manufacturing services agreement pursuant to which we provide manufacturing services to Owens Corning to support their glass mat manufacturing and distribution business in Huntingdon. Owens Corning pays a monthly fee for our provision of manufacturing, management and ancillary services and pays additional fees in exchange for our provision of other services that may be requested by Owens Corning. The manufacturing services agreement will expire whenever Owens Corning or any of its affiliates no longer owns a 49.0% ownership interest in us, unless earlier terminated.

Supply Agreements

Prior to the formation transactions, Owens Corning obtained raw materials from its affiliates or through third party suppliers. We have entered into supply agreements, more fully described below, which provide us with access to the necessary raw materials through Owens Corning's affiliated and non-affiliated suppliers. In addition, pursuant to the agreements described below, we purchased assets of the glass yarns business of several of Owens Corning's non-U.S. affiliates. We also agreed to sell byproducts of one of its manufacturing processes to Owens Corning.

Byproducts Supply Agreement. We entered into a supply agreement pursuant to which Owens Corning will purchase the first 10 million pounds of byproducts of our manufacturing processes called dry chopped yarn and slit hanks, also known as "sliver," that we produce each year. Each year, Owens Corning will pay a fixed price per pound for the first 10 million pounds of byproducts and a higher fixed price for any additional amounts shipped by us. Sales to Owens Corning in the year ended December 31, 2001 were $0.8 million. We are under no obligation to manufacture any specified quantity of the byproducts to supply to Owens Corning. The byproducts supply agreement will expire on December 31, 2003, after which it may be renewed for additional five-year terms, unless canceled by either party.

Borates Supply Agreement. Prior to the formation transactions, Owens Corning entered into an agreement with Etibank, a supplier of borates in Turkey that is owned by the Turkish government, pursuant to which Etibank mines, processes, sells and delivers borates to Owens Corning for use in manufacturing glass yarns. We entered into a borates supply agreement pursuant to which we purchase borates from Owens Corning at a price equal to Owens Corning's cost to purchase, transport and process borates plus a $0.2 million annual administrative charge. Purchases from Owens Corning in the year ended December 31, 2001 were $2.6 million, in addition to the administrative charge mentioned previously. The borates supply agreement will terminate on December 31, 2005, after which it will automatically renew for a period equal to any renewal period in Owens Corning's supply agreement with Etibank, unless canceled by either party upon 90 days' advance notice.

OC Belgium Agreements. We and N.V. Owens Corning S.A., a wholly owned subsidiary of Owens Corning ("OC Belgium"), entered into a supply agreement in 1998 pursuant to which we purchase at previously determined prices fiberglass yarns to be manufactured by OC Belgium at its facility in Battice, Belgium. In the year ended December 31, 2001, we purchased $9.4 million of product from Owens Corning. We also have the option to acquire the Battice plant's fiberglass yarns manufacturing equipment upon the termination of the agreement or at the time Owens Corning no longer uses this equipment to produce fiberglass yarns. The supply agreement with OC Belgium will terminate on December 31, 2003, after which it may be renewed for additional one-year terms, unless canceled by either party. In addition, we have an exclusive right to terminate this agreement effective December 31, 2001 upon one year's prior notice.

We and OC Belgium also entered into a purchase agreement in 1998 pursuant to which we purchased OC Belgium's list of customers that purchase heavy glass yarns from OC Belgium, transferable contracts between OC Belgium and its customers, the finished products inventory of heavy glass yarns owned by OC Belgium that were located in its public warehouse in Antwerp, Belgium, and all of OC Belgium's accounts receivable arising exclusively out of the sale of heavy glass yarns by OC Belgium.

OC Canada Agreements. Our Canadian subsidiary and Owens-Corning Canada, Inc., a wholly owned subsidiary of Owens Corning ("OC Canada"), entered into a supply agreement pursuant to which we purchase at previously determined prices minimum and maximum quantities of fiberglass yarns to be manufactured by OC Canada at its facility in Guelph, Canada. This agreement was terminated by mutual agreement in 1999.

Our Canadian subsidiary and OC Canada also entered into a purchase agreement in 1998 pursuant to which we purchased OC Canada's list of customers which purchase heavy glass yarns from OC Canada, transferable contracts between OC Canada and its customers, and all of OC Canada's accounts receivable arising exclusively out of the sale of heavy glass yarns by OC Canada.

OC Japan Agreement. We and Owens Corning (Japan) Ltd., a wholly owned subsidiary of Owens Corning ("OC Japan"), entered into a purchase agreement in 1998 pursuant to which we purchased OC Japan's list of customers which purchase glass yarns from OC Japan, various transferable contracts between OC Japan, its customers, all of OC Japan's accounts receivable arising exclusively out of the sale of glass yarns by OC Japan, and the finished products inventory of glass yarns owned by OC Japan that were located in its warehouses in Tokyo and Osaka, Japan. This agreement expired on December 31, 1999 and was not renewed.

Low Tex Type 30 Agreement. We and Owens Corning entered into a supply agreement on May 17, 2000 pursuant to which we will purchase for distribution of Type 30 fiberglass roving products having a bare glass linear density of 200 to 480 grams per 1000 meters. These rovings are to be manufactured by OC Brazil at its plant in Rio Claro, Brazil and by OC France at its plant in L'Ardoise, France. We purchased $5.1 million of product for distribution in the year ended December 31, 2001.

Glass Marbles Supply Agreement. We entered into a glass marbles supply agreement pursuant to which we purchase exclusively from Owens Corning at mutually determined prices all of our requirements for glass marbles for use in our glass yarns business. Owens Corning has agreed not to supply glass marbles to any third party for use in the manufacturing of glass yarns. We have the option to acquire Owens Corning's glass marbles manufacturing equipment upon the termination of the agreement or at the time Owens Corning no longer uses this equipment to produce glass marbles. The glass marbles supply agreement will expire on December 31, 2005, after which it may be renewed for additional five-year terms by either party, unless terminated by us upon two years' prior notice. We purchased $4.5 million of glass marbles during 2001 from Owens Corning.


Co-location Arrangement with BGF Industries in South Hill, Virginia

Prior to the formation transactions, Owens Corning entered into a co-location arrangement with BGF Industries in South Hill, Virginia. As a result of the formation transactions, we have succeeded to Owens Corning's rights and obligations under the co-location arrangement. As part of the arrangement, we lease approximately 27,200 square feet of segregated space within BGF Industries' recently built multi-layer plant for the purpose of manufacturing fiberglass yarn for sale to BGF Industries pursuant to a 10-year renewable supply contract. We paid BGF Industries approximately $0.7 million pursuant to this co-location arrangement during 2001. Also as part of the co-location arrangement, we lease from BGF Industries manpower at an hourly job rate per employee and BGF Industries provides technical, quality control and improvement and other non-managerial services at previously determined rates. The employee leasing and services contracts end upon the termination of either the premises lease or the supply contract. The parties also have agreed to confidentiality and disclosure obligations in connection with the co-location arrangement.


Item 14.   Quarterly Financial Information (Unaudited)

See page F-21 of the financial report included herein.


Intellectual Property

In connection with the formation transactions, Owens-Corning Fiberglas Technology, Inc., a wholly owned subsidiary of Owens Corning, assigned to us patents, know-how, trademarks and business information, relating to or used in our business. Owens Corning has also licensed to us additional intellectual property assets and rights, mainly patents and know-how, pursuant to a patent and know-how license agreement and related agreements (collectively, the "Master License"). The Master License grants to us a worldwide, paid-up and royalty-free license to make, have made, use, sell, import and offer to sell glass fiber yarns and specialty products. The license is exclusive for the duration of the non-compete agreement between Owens Corning and us with respect to various products and non-exclusive with respect to others, and we have limited sublicensing rights. The patent license included in the Master License is for the life of the patent, while the know-how license is perpetual. The patent and know-how licenses are terminable only upon the occurrence of specified events. The Master License also includes a grant-back license pursuant to which Owens Corning may manufacture, import and sell a very limited class of yarn products under our patents and know how. This grant-back license does not include those products which Owens Corning is prohibited from selling for the duration of the non-compete agreement. The Master License further provides that Owens Corning has agreed to render to us, upon request and on terms to be agreed upon, a very limited class of services relating to our manufacture of glass yarn products.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Documents Incorporated by Reference or Filed with this Report:

1.        FINANCIAL STATEMENTS
          See Index on page F-1.

2.        FINANCIAL STATEMENT SCHEDULES
          All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or the Notes thereto.

3.        EXHIBITS

Ex.       Description
---       -----------
2.1(1) Amended and Restated Asset Contribution Agreement dated as of July 31, 1998 between Owens Corning and Lincoln Yarns LLC

2.2(1) LLC Interest Sale and Purchase Agreement dated as of July 31, 1998 among Owens Corning, Lincoln Yarns LLC and Glass Holdings Corp.

2.3(1) Amendment No. 1 to LLC Interest Sale and Purchase Agreement dated as of September 30, 1998 among Owens Corning, Advanced Glassfiber Yarns LLC and AGY Holdings, Inc.

3.1(1)    Certificate of Formation of Advanced Glassfiber Yarns LLC

3.2(1) Advanced Glassfiber Yarns LLC Amended and Restated Limited Liability Company Operating Agreement between Jefferson Holdings, Inc. and AGY Holdings, Inc. dated as of September 30, 1998

3.3(1)    Certificate of Incorporation of AGY Capital Corp.

3.4(1)    Bylaws of AGY Capital Corp.

4.1(1) Indenture, dated as of January 21, 1999, among Advanced Glassfiber Yarns LLC, AGY Capital Corp., the Guarantors and Bank of New York, as trustee, relating to $150 million principal amount of 9 7/8% Senior Subordinated Notes due 2009.

4.2(1) Form of 9 7/8% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

4.3(1) Registration Rights Agreement dated as of January 21, 1999 among Advanced Glassfiber Yarns LLC, AGY Capital Corp. and the Initial Purchasers

10.1(1) Patent and Know How License Agreement dated as of September 30, 1998 among Owens Corning Fiberglas Technology, Inc., Owens Corning and Advanced Glassfiber Yarns LLC

10.2(1) Glass Marbles Supply Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

10.3(1) Alloy Services Agreement dated as of September 30, 1998 between Advanced Glassfiber Yarns LLC and Owens Corning

10.4(1) Non-Compete Agreement dated as of September 30, 1998 among Owens Corning, AGY Holdings Corp., Porcher Industries, S.A. and Advanced Glassfiber Yarns LLC

10.5(1) Manufacturing Services Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

10.6(1) Trademark Assignment Agreement dated as of September 30, 1998 by Owens Corning Fiberglas Technology, Inc. and Owens Corning in favor of Advanced Glassfiber Yarns LLC

10.7(1) Master Patent and Know How Assignment Agreement dated as of September 30, 1998 by Owens Corning Fiberglas Technology, Inc., Owens Corning and Advanced Glassfiber Yarns LLC

10.8(1) Borates Supply Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

10.9(1) Transitional Services Agreement dated as of September 30, 1998 by and among Owens Corning and Advanced Glassfiber Yarns LLC

10.10(1) Support Services Agreement dated as of September 30, 1998 between Advanced Glassfiber Yarns LLC and Owens Corning

10.11(1) Software License Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

10.12(1) Keep-Well Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

10.13(1) Senior Credit Agreement dated as of September 30, 1998 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders

10.14(1) Senior Subordinated Credit Agreement dated as of September 30, 1998 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union Investors, Inc., as co-agent and lender, and Warburg Dillon Read LLC, as co-agent and lender

10.15(1) Note Purchase Agreement dated January 21, 1999 among Advanced Glassfiber Yarns LLC, AGY Capital Corp. and the Initial Purchasers

10.16(2) Syndication Amendment and Assignment dated as of November 30, 1998 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders.

10.17(2) Second Amendment to Credit Agreement dated as of December 16, 1999 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders.

10.18(3) Employment Agreement dated as of June 12, 2000 between Advanced Glassfiber Yarns LLC and Robert G. Pistole.

10.19 Third Amendment to Credit Agreement dated as of December 14, 2001 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders.

12        Statement of Computation of Ratios

21(1)     Subsidiaries of the Registrant

99        Reconciliation of Net Income to EBITDA

__________

(1) Filed as part of our Registration Statement (333-72305) filed with the SEC and incorporated herein by reference.
(2) Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(3) Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ending December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aiken, State of South Carolina, on April 5, 2002.

                                                ADVANCED GLASSFIBER YARNS LLC

                                                By  /s/ CATHERINE CUISSON
                                                   --------------------------
                                                    Catherine Cuisson
                                                    Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

      Signature                                Title                                       Date
      ---------                                -----                                       -----
/s/ Robert Porcher             Chief Executive Officer and Chairman of the             April 5, 2002
------------------------       Board of Directors
Robert Porcher

/s/ Richard Lantz              Director                                                April 5, 2002
------------------------
Richard Lantz

/s/ Serge Piolat               Director                                                April 5, 2002
------------------------
Serge Piolat

/s/ Philippe Porcher           Director                                                April 5, 2002
------------------------
Philippe Porcher

/s/ Michael H. Thaman          Director                                                April 5, 2002
------------------------
Michael H. Thaman

/s/ Robert G. Pistole          President                                               April 5, 2002
------------------------
Robert G. Pistole

/s/ Catherine Cuisson          Vice President and Chief Financial Officer              April 5, 2002
------------------------       (Principal Financial and Accounting Officer)
Catherine Cuisson

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aiken, State of South Carolina, on April 5, 2002.

                                                AGY CAPITAL CORP.

                                                By  /s/ CATHERINE CUISSON
                                                   --------------------------
                                                    Catherine Cuisson
                                                    Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

      Signature                                Title                                       Date
      ---------                                -----                                       -----
/s/ Robert Porcher             Chief Executive Officer and Chairman of the             April 5, 2002
------------------------       Board of Directors
Robert Porcher

/s/ Richard Lantz              Director                                                April 5, 2002
------------------------
Richard Lantz

/s/ Serge Piolat               Director                                                April 5, 2002
------------------------
Serge Piolat

/s/ Philippe Porcher           Director                                                April 5, 2002
------------------------
Philippe Porcher

/s/ Michael H. Thaman          Director                                                April 5, 2002
------------------------
Michael H. Thaman

/s/ Robert G. Pistole          President                                               April 5, 2002
------------------------
Robert G. Pistole

/s/ Catherine Cuisson          Vice President and Chief Financial Officer              April 5, 2002
------------------------       (Principal Financial and Accounting Officer)
Catherine Cuisson

                          ADVANCED GLASSFIBER YARNS LLC

                          INDEX TO FINANCIAL STATEMENTS

                                                                                           Page No.

Report of Independent Accountants                                                            F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000                                 F-3
Consolidated Statements of Operations for the years ended December 31, 2001,
2000 and 1999                                                                                F-4

Consolidated Statements of Comprehensive Income for the years ended December 31,
2001, 2000 and 1999                                                                          F-5

Consolidated Statements of Cash Flows for years ended December 31, 2001, 2000
and 1999                                                                                     F-6

Notes to Consolidated Financial Statements                                                   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Advanced Glassfiber Yarns LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Advanced Glassfiber Yarns LLC and subsidiaries ("AGY" or "the Consolidated Company") at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the Company's anticipated violation of certain provisions of its debt agreements and resulting net working capital deficiency raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and
7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001.

PRICEWATERHOUSECOOPERS LLP
February 8, 2002

                          ADVANCED GLASSFIBER YARNS LLC
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                          December 31,          December 31,
                                                                                              2001                  2000
                                                                                          -------------        ---------------

                                     ASSETS
Current assets:
    Cash and cash equivalents                                                           $          100       $          4,054
    Trade accounts receivable less allowance of $1,102 and $1,770, respectively                 13,392                 29,981
    Inventories (Note 3)                                                                        43,847                 25,011
    Other current assets                                                                         3,188                  5,947
                                                                                          -------------        ---------------
      Total current assets                                                                      60,527                 64,993
                                                                                          -------------        ---------------
Net property, plant and equipment (Note 4)                                                     142,191                148,438
Intangible assets, net (Note 5)                                                                209,622                222,578
Other non-current assets                                                                           145                      -
                                                                                          -------------        ---------------
        Total assets                                                                    $      412,485       $        436,009
                                                                                          =============        ===============

                       LIABILITIES AND MEMBERSHIP INTEREST

Current liabilities:
    Accounts payable                                                                    $       16,205       $         29,181
    Accrued liabilities (Note 6)                                                                24,201                 23,863
    Current portion of long-term debt, net of discount of $2,392 and $ - (Note 7)              330,441                 14,670
                                                                                          -------------        ---------------
      Total current liabilities                                                                370,847                 67,714
                                                                                          -------------        ---------------
Long-term debt, net of discount of  $- and $2,616 respectively (Note 7)                              -                314,916
Deferred distribution (Note 16)                                                                 11,435                  6,681
Pension and other employee benefit plans (Note 10)                                              25,753                 22,947
Other non-current liabilities                                                                      413                      -
                                                                                          -------------        ---------------
        Total liabilities                                                                      408,448                412,258
                                                                                          -------------        ---------------

Commitments and contingencies (Note 18)                                                              -                      -

Membership interest (Note 8 and 16)                                                              4,037                 23,751
                                                                                          -------------        ---------------
        Total liabilities and membership interest                                       $      412,485       $        436,009
                                                                                          =============        ===============

    The acompanying notes are an integral part of the consolidated finacial statement

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                     2001              2000           1999
                                                     ----              ----           ----
Net sales                                      $     206,302      $    278,288   $    252,236
Cost of goods sold                                   153,339           206,403        183,186
                                                  -----------       -----------    -----------

    Gross profit                                      52,963            71,885         69,050
Selling, general and administrative
    expenses                                          14,290            16,407         16,812
Amortization                                          11,606            11,420         11,611
Restructuring charge                                   2,449                 -            290
                                                  -----------       -----------    -----------

    Operating income                                  24,618            44,058         40,337
Interest expense (Note 12)                            33,243            35,449         36,824
Other income                                            (931)           (3,577)        (2,283)
                                                  -----------       -----------    -----------

    Income (loss) before provision for income
      taxes and extraordinatory item                  (7,694)           12,186          5,796
Income tax expense (Note 13)                              55                93            190
                                                  -----------       -----------    -----------

Income (loss) before extraordinary item               (7,749)           12,093          5,606
Extraordinary item, (loss) on early
    extinguishment of debt (Note 7)                        -                 -         (3,616)
                                                  -----------       -----------    -----------

Net income (loss)                              $      (7,749)     $     12,093   $      1,990
                                                  ===========       ===========    ===========

    The accompanying otes are an integral part of the cnsolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)

                        For the Years Ended December 31,
                        --------------------------------

                                                       2001         2000            1999
                                                       ----         ----            ----
Net income (loss)                                   $ (7,749)    $ 12,093        $  1,990
Other comprehensive income (loss):
  Commodity swaps                                       (518)           -               -
  Interest rate swaps                                 (3,506)           -               -
  Foreign currency translation adjustment               (138)         (31)            199
                                                    --------     --------        --------
Comprehensive income (loss)                         $(11,911)    $ 12,062        $  2,189
                                                    ========     ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                        For the Years Ended December 31,
                                                                                 -----------------------------------------
                                                                                     2001            2000            1999
                                                                                     ----            ----            ----
Cash flows from operating activities:
    Net income (loss)                                                            $  (7,749)      $  12,093       $   1,990
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation                                                                14,754          14,573          12,376
        Amortization of debt issuance costs                                          1,888           1,747           1,795
        Amortization of goodwill and other intangibles                              11,604          11,420          11,611
        Amortization of discount on notes                                              225             204             181
        Extraordinary loss                                                               -               -           3,616
        Alloy depletion                                                              1,728           1,224           2,254
    Changes in assets and liabilities:
        Trade accounts receivable, net                                              16,510           3,450            (739)
        Inventories                                                                (18,836)          1,802          (2,108)
        Other assets                                                                 3,220          (5,306)            186
        Accounts payable                                                           (10,275)          5,385          17,679
        Accrued liabilities                                                         (3,381)            500           6,550
        Pension and post-retirement                                                  2,806           1,151           3,796
                                                                                 ---------       ---------       ---------
             Net cash provided by operating activities                              12,494          48,243          59,187
                                                                                 ---------       ---------       ---------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                      (15,042)        (19,760)        (15,277)
    Proceeds from sale of fixed assets                                               1,513           3,915               -
    Other                                                                              (47)            (83)           (326)
                                                                                 ---------       ---------       ---------
             Net cash used in investing activities                                 (13,576)        (15,928)        (15,603)
                                                                                 ---------       ---------       ---------
Cash flows from financing activities:
    Proceeds from (payments on) revolving credit facility, net                      15,300            (200)         (5,300)
    Payments on bridge facility                                                          -               -        (150,000)
    Payments on capital lease                                                         (102)            (92)           (100)
    Proceeds from senior subordinated notes                                              -               -         147,000
    Payments on term loans                                                         (14,568)        (30,179)        (34,125)
    Distribution to Owens Corning                                                   (4,033)         (3,979)         (1,587)
    Proceeds from interest rate swap                                                 1,118               -               -
    Debt issuance costs                                                               (513)              -          (6,043)
                                                                                 ---------       ---------       ---------
               Net cash used in financing activities                                (2,798)        (34,450)        (50,155)
                                                                                 ---------       ---------       ---------
    Effect of exchange rate on cash                                                    (74)            (34)             15
                                                                                 ---------       ---------       ---------
Net decrease in cash and cash equivalents                                           (3,954)         (2,169)         (6,556)
                                                                                 ---------       ---------       ---------
Cash and cash equivalents, beginning of period                                       4,054           6,223          12,779
                                                                                 ---------       ---------       ---------
Cash and cash equivalents, end of period                                         $     100       $   4,054       $   6,223
                                                                                 =========       =========       =========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                       $  30,431       $  32,982       $  27,697
                                                                                 =========       =========       =========
Supplemental disclosure of non-cash financing/investing activities:
    Decrease in fair value of derivatives                                        $     518       $       -       $       -
                                                                                 =========       =========       =========
    Non-cash disposal of fixed assets                                            $       -       $     630       $       -
                                                                                 =========       =========       =========
    Final fixed assets appraisal reclassification                                $       -       $       -       $   4,171
                                                                                 =========       =========       =========
    Decrease in fair value of interest rate swap                                 $   4,404       $       -       $       -
                                                                                 =========       =========       =========
    Increase (decrease) in property and equipment financed in accrueds           $  (2,696)      $  (2,582)      $   2,765
                                                                                 =========       =========       =========
    Deferred Distribution                                                        $   3,979       $   4,357       $   1,656
                                                                                 =========       =========       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business. Advanced Glassfiber Yarns LLC ("AGY" or the "Company") was formed by Owens Corning to own and operate Owens Corning's Glass Yarns and Specialty Materials Business (the "Predecessor Business" or the "Company"), which was contributed to AGY, then a wholly-owned subsidiary of Owens Corning, on July 1, 1998 (the "Contribution"). On September 30, 1998, Owens Corning sold a 51.0% interest in AGY to a wholly owned subsidiary of Porcher Industries, S.A. ("Porcher Industries") for aggregate consideration of $338.9 million (the "Majority Purchase"). In addition, Porcher Industries paid fees and expenses of approximately $3.2 million in connection with the Majority Purchase. Therefore, the total aggregate consideration paid by Porcher Industries for its 51.0% interest in AGY was $342.1 million. Owens Corning retained a 49.0% interest in AGY. These events collectively are the "Formation Transactions".

The acquisition of the 51.0% interest in AGY by a wholly owned subsidiary of Porcher Industries was accounted for as a partial purchase business combination in accordance with the provisions of APB No. 16 "Business Combinations" and EITF Issue No. 88-16, "Basis in Leveraged Buyout Transactions."

The Company manufactures and sells glass yarn used in a variety of electronic, industrial, construction and specialty applications.

Basis of Presentation. As discussed in Note 7, all long-term debt has been classified as current in anticipation of covenant violations under the Senior Credit Facility and Senior Subordinated Notes. This matter raises substantial doubt about the Company's ability to continue as a going concern. The company is currently in negotiations with its senior lenders and is reviewing alternative financing and strategic options. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The business is conducted through the Company and three wholly-owned subsidiaries, AGY Yarns Canada, AGY Capital Corp. and AGY Europe SARL. Significant intercompany accounts and transactions have been eliminated. Separate financial statements or condensed consolidating financial data of the wholly-owned subsidiaries are not presented as management has determined that they would not be material to the holders of the Company's Senior Subordinated Notes.

Cash and Cash Equivalents. The Company considers cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than ninety days at date of purchase to be cash equivalents. These are stated at cost which approximates market value.

Inventories. Inventories are stated at the lower of cost or market value and include material, labor and manufacturing overhead. Cost is determined using the first-in, first-out (FIFO) method.

Rebuild of Glass Melting Furnaces. Glass melting furnaces periodically require substantial rebuilding. The time period between rebuilds varies depending upon the utilization of the furnace. The Company applies the capital method of accounting for the cost to rebuild glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces, which is approximately 14 years.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation of property, plant and equipment is calculated principally on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in operations.

The estimated useful lives of the assets are as follows:

           Buildings and leasehold improvements                15-40 Years
           Machinery and equipment                             5-25 Years

                          ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (Continued)

Alloy metals are the primary component of the heat resistant glass forming bushings in the Company's glass melting furnaces. Molten glass is passed through the bushings to form glass filaments. During the manufacturing process a small portion of the alloy metals is physically consumed. The portion of the alloy metal physically consumed is measured at the time a bushing is reconditioned and is charged to income. The amount of metal loss and the service life of the bushings are dependent upon a number of factors including the type of furnace and the product being produced. Based upon historical metal loss, the Company's alloy metals have a useful life of up to 29 years.

Alloy metals are an integral part of the Company's installed glass-melting furnaces and therefore are classified as property, plant and equipment in the accompanying financial statements.

Revenue Recognition and Concentration of Credit Risk. Revenues are recognized when both risk of loss and title to products passes to the customer, which is typically at shipment. Two customers, one of which is an affiliate of Porcher Industries, accounted for 19% and 46% of the Company's gross accounts receivable at December 31, 2001 and 2000, respectively. The following table represents a summary of sales to significant customers as a percentage of the Company's net sales:


                                           Years Ended December 31,
                                           ------------------------

                                    2001               2000            1999
                                    ----               ----            ----

Customer A                             24.0%              25.0%           25.0%
Customer B                             12.0               17.0            16.0
                                 ----------         ----------      ----------
                                       36.0%              42.0%           41.0%
                                 ==========         ==========      ==========


Foreign Currency Translation. The assets and liabilities of the Company's Canadian operations are translated from its functional currency to U.S. dollars at the year-end exchange rates and income and expenses are translated at the average exchange rates prevailing during the period.

The Company's wholly-owned subsidiary AGY Europe SARL is located in Lyon, France provides administrative and managerial support for the Company's European operations. The assets and liabilities of the Company's AGY Europe, SARL operations are translated from its functional currency to U.S. dollars at the year-end exchange rates and income and expenses are translated at the average exchange rates prevailing during the period.

Adjustments resulting from the translations are recorded as a separate component of Membership Interest.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets. Included in intangible assets are goodwill, patents and trademarks, debt issuance costs and covenant not to compete. Goodwill represents the excess of cost over the fair value of tangible and intangible assets acquired. Debt issuance costs are being amortized over the terms of the respective debt agreements using the interest method.

The Company's policy is to evaluate goodwill and other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on undiscounted operating cashflows that will result from the use of such assets. When projected future cashflows on an undiscounted basis are less than the carrying value of the assets, the impaired assets are written down to net realizable value. The Company believes there is no impairment at December 31, 2001. See "Recently Issued Accounting Standards".

                          ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (Continued)

Other Income. Other income includes royalty and interest income, technical service fees, and foreign currency gains and losses.

Research and Development. The Company expenses research and development costs as incurred. These costs were approximately $6.2 million, $6.8 million, and $7.5 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

Impairment of Long-Lived Assets. The Company assesses whether its long lived assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. The Company believes there is no impairment at December 31, 2001.

Fair Value of Financial Instruments. The fair value of financial instruments in the accompanying financial statements approximates the carrying value, unless otherwise disclosed.

Recently Issued Accounting Standards. In June 2001, the Financial Accounting Standards Board (FASB or the "Board") issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Company will adopt the provisions of SFAS 142 in the first half of 2002. The Company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company recorded $11.6 million of amortization in 2001 relating to its existing goodwill. The Company is also currently evaluating the useful lives assigned to its intangible assets.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test, by the end of June 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first half of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company believes that no impairment of goodwill or other assets exists as of December 31, 2001, under FAS 121; however, the Company feels that an impairment of goodwill under FAS 142 may exist as of January 1, 2002 in light of the changes in market conditions and the unprecedented downturn in the electronics market. The Company will complete by June 2002 its review of the fair value of goodwill using discounted cashflow models, market valuations and third party appraisal when appropriate. The impairment charge that could result from this review may be significant.

The Company adopted SFAS 133 on January 1, 2001 and initially recorded a $4.2 million unrealized gain in Other Comprehensive Income as the cumulative effect of this change in accounting related to interest rate swaps. For foreign currency derivatives, the adoption of SFAS 133 did not have a material impact on the Company's financial position or results of operations.

Reclassification. Certain previously reported amounts have been reclassified to conform with the current presentation.

                         ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.        Inventories

Inventories consist of the following (dollars in thousands):

                                                 December 31,       December 31,
                                                    2001               2000
                                                 -----------        -----------


Finished goods                                   $   37,973         $   20,051
Materials and supplies                                5,874              4,960
                                                 -----------        -----------
   Total Inventories                             $   43,847         $   25,011
                                                 ===========        ===========


4.       Net Property, Plant and Equipment

Net property, plant and equipment consist of the following (dollars in thousands):

                                                 December 31,    December 31,
                                                    2001            2000
                                                 ------------    ------------


Land                                             $        827    $        827
Building and leasehold improvements                    27,028          26,659
Machinery and equipment                               123,375         111,852
Construction in progress                                5,725           7,383
                                                 ------------    ------------
    Gross property, plant and equipment               156,955         146,721
                                                 ------------    ------------
    Less: accumulated depreciation                    (44,430)        (29,677)
Alloy metals                                           29,666          31,394
                                                 ------------    ------------
       Total Net property, plant and equipment   $    142,191    $    148,438
                                                 ============    ============


The Company leases computer equipment under a capital lease agreement. The carrying value of equipment under capital leases was approximately $92,000 and $193,000 at December 31, 2001, and 2000, respectively.

5.       Intangible Assets, net

Goodwill and all other intangible assets are amortized on the straight-line method over the estimated useful lives of the assets, which are as follows (dollars in thousands):

                                   December 31,  December 31,  Amortization
                                      2001          2000          Period
                                   ------------  ------------  ------------



Goodwill                           $    216,611  $    216,611       25 Years
Patents and trademarks                   20,238        20,205       8  Years
Debt issuance costs                      13,596        13,224       6 - 10 Years
Covenant not to compete                   2,000         2,000       5 Years
                                   ------------  ------------
                                        252,445       252,040
Less: accumulated amortization          (42,823)      (29,462)
                                   ------------  ------------
   Total Intangible assets, net    $    209,622  $    222,578
                                   ============  ============

                         ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Accrued Liabilities

Accrued liabilities consist of the following (dollars in thousands):

                                                                        December 31,       December 31,
                                                                           2001               2000
                                                                        -----------        -----------
Vacation                                                                  $ 2,743            $ 3,003
Interest                                                                    6,923              7,001
Real and personal property taxes                                            1,501              2,531
Incentive compensation and profit sharing                                     194              2,555
Payroll and Benefits                                                        2,528              2,634
Due to OC and other related parties                                           518              2,292
Current portion of interest swap and natural gas commodity swap             4,509                  -
Restructuring (Note 11)                                                     1,160                  -
Other                                                                       4,125              3,847
                                                                          -------            -------
   Total Accrued liabilities                                              $24,201            $23,863
                                                                          =======            =======

The current portion of the interest rate and gas commodity swap is shown above in accordance with the application of SFAS 133, effective January 1, 2001.

7.  Long-Term Debt and Going Concern

Long-term debt consists of the following (dollars in thousands):

                                                 December 31,       December 31,
                                                     2001               2000
                                                 ------------      ------------
Senior Credit Facility:
    Revolving Credit Facility                     $  24,800          $   9,500
    Term Loan A                                      62,531             76,840
    Term Loan B                                      95,410             95,669
9 7/8% Senior Subordinated Notes, net
    of amortized discount                           147,608            147,384
Capital lease obligation                                 92                193
                                                  ---------          ---------
                                                    330,441            329,586
Less current portion                               (330,441)           (14,670)
                                                  ---------          ---------
      Total Long-term debt                        $       -          $ 314,916
                                                  =========          =========

Senior Credit Facility. In connection with the formation transactions, AGY entered into a senior secured credit agreement, pursuant to which the lenders committed to lend to AGY up to $315.0 million (the "Senior Credit Facility"), including: (i) a six-year revolving credit facility in an aggregate principal amount of up to $75.0 million (the "Revolver") which includes a $30.0 million letter of credit subfacility; (ii) a six-year term loan in an aggregate principal amount of $115.0 million ("Term Loan A"); (iii) a seven-year term loan in an aggregate principal amount of $125.0 million ("Term Loan B" and together with Term Loan A, the "Term Loans"). On December 16, 1999, the Company and its lenders amended the Senior Credit Facility, reducing the available amount of the Revolver from $75.0 million to $65.0 million.

                          ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Long-Term Debt and Going Concern- (Continued)

The Senior Credit Facility contains covenants restricting AGY and its subsidiaries with respect to the incurrence of debt (including guarantees); the creation of liens; substantially changing the nature of AGY's or its subsidiaries' businesses; the consummation of certain transactions such as dispositions of substantial assets, mergers, acquisitions, reorganizations and recapitalizations; the making of certain investments and loans, non-ordinary course asset sales and capital expenditures; the making of dividends and other distributions; transactions with affiliates (outside of trade sales and purchases) and AGY's ability to prepay certain debt. AGY also is required to comply with certain financial tests and maintain certain financial ratios as defined in the Senior Credit Facility. Certain of these financial tests and ratios include: (i) maintaining a maximum Leverage Ratio; (ii) maintaining a minimum Consolidated Net Worth; (iii) maintaining a minimum Interest Coverage Ratio; and (iv) maintaining a minimum Fixed Charge Coverage Ratio.

As of December 31, 2001, the Company had cash and cash equivalents of $0.1 million and available undrawn commitments under its Senior Credit Facility of $23.0 million, after giving effect to the $50.0 million revolver borrowing cap under the terms of the December 14, 2001 amendment discussed below. As of December 31, 2001, the Company's total debt net of cash was $330.3 million, an increase of $4.8 million from $325.5 million as of December 31, 2000. The increase in net debt primarily reflects (a) a decline in the Company's operating cashflow reflecting lower sales due to the depressed business conditions and the under-absorption of fixed costs; (b) the funding of capital expenditures; (c) a tax distribution to one of the Company's members; and (d) restructuring payments to appropriately size the Company's operations for the industry downturn, offset by the positive result of aggressive cost cutting programs put in place in 2001 to control inventory levels, reduce future and current operating expenses and maximize cash flow.

The Company's primary sources of liquidity are cash flows from operations and borrowings under its credit facilities. The Company's future need for liquidity will arise primarily from interest payments on 97/8% Senior Subordinated Notes due 2009, principal and interest payments on the Senior Credit Facility, and the funding of capital expenditures and working capital requirements. There are no mandatory payments of principal on the senior subordinated notes scheduled prior to their maturity.

On December 14, 2001, the Company's senior lenders waived its requirement to maintain and meet its Fixed Charge Coverage Ratio and modified its Leverage Ratio and Interest Coverage Ratio to be less restrictive for the quarters ending December 31, 2001 and March 30, 2002. Absent the covenant modification dated December 14, 2001, the Company would have been in violation of certain covenants of its Senior Credit Facility as of December 31, 2001. The amendment also provides for 1) a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; 2) a cap of $50.0 million for amounts borrowed under the revolving credit facility; 3) a $1.75 million and $1.5 million limit on capital spending for the quarters ending December 31, 2001, and March 31, 2002, respectively; and 4) a prohibition on making any cash distributions to its members until the Company is in compliance with the original covenants under the credit agreement.

Based on the Company's current level of performance, the Company does not expect to comply with certain financial covenants under the Senior Credit Facility for the quarter ended June 30, 2002. Additionally, if the Company defaults under its Senior Credit Facility, the Company's senior lenders may be able to prohibit the Company from making the interest payments of approximately $7.4 million due under the Senior Subordinated Notes on July 15, 2002, which would result in a default under the indenture. If the Company defaults under its Senior Credit Facility or its indenture, the lenders or note holders may immediately accelerate repayment of all amounts outstanding under the respective agreements. As a result of these uncertainties, amounts due under the Senior Credit Facility and Senior Subordinated Notes have been reflected as current liabilities as of December 31, 2001 in accordance with Generally Accepted Accounting Principles, which results in a significant working capital deficit as of December 31, 2001. The Company has retained Credit Suisse First Boston as its financial advisor to explore strategic alternatives, including, but not limited to, restructuring its debt and negotiating with its lenders favorable amendments to the Senior Credit Facility. Even though discussions are ongoing, there can be no assurance that the Company will obtain any necessary amendments and waivers or that we will otherwise be able to refinance our debt on favorable terms, if at all.

Based upon current and anticipated levels of operations and provided that there is no intervening acceleration of the Company's indebtedness or a blockage of the $7.4 million interest payment due July 15, 2002, under the Senior Subordinated Notes, the Company believes it has sufficient liquidity from its cashflow from operations, combined with its availability under the Senior Credit Facility, to meet its projected cash needs through December 2002. The Company's future operating performance and

                          ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     Long-Term Debt and Going Concern- (Continued)

ability to service or refinance the Notes and to extend or refinance its other indebtedness will be subject to future economic conditions and to financial, business and other factors beyond its control.

The Company's near and long-term operating strategies focus on exploiting existing and potential competitive advantages while eliminating or mitigating competitive disadvantages. In response to current market conditions and as a part of its ongoing corporate strategy, the Company is pursuing several initiatives intended to increase liquidity and better position the Company to compete under current market conditions. Several completed and ongoing initiatives are as follows:

Since second quarter of 2001, the Company has reduced its production and salaried workforce by approximately 36%. This headcount reduction is expected to significantly reduce overall operating expense on an annualized basis. As a part of this reduction, the Company placed 591 employees on furloughed status prior to December. Additionally, 216 employees were furloughed for a three-week period beginning in mid-December as apart of a temporary curtailment in production.

The Company has and is continuing to pursue aggressive cost cutting programs. As compared to the first half of 2001, the Company's quarterly spending for administrative costs declined for the second half of the year, by $1.5 million, or 19%. Similarly, its monthly spending on products and services for operations has declined significantly. This reduction is, in part, due to lower production levels.

The Senior Credit Facility is collateralized by a first priority lien on substantially all of the properties and assets of AGY and its respective domestic subsidiaries, now owned or acquired thereafter and a pledge of Porcher Industries' membership interest in AGY. The Senior Credit Facility will be guaranteed by all of AGY's future domestic subsidiaries.

At AGY's option, the interest rates per annum applicable to the Revolver and the Term Loan A are fluctuating rates of interest measured by reference either to:
(i) LIBOR plus a borrowing margin or (ii) the bank's base rate, which is the greater of the published prime rate or the overnight federal funds rate plus 0.5% (the "ABR") plus a borrowing margin. The applicable borrowing margin for the Revolver and Term Loan A ranges from 1.75% to 3.0% for LIBOR based borrowings and .5% to 1.75% for ABR based borrowings. The applicable borrowing margin for the Term Loan B ranges from 3.50% to 3.75% for LIBOR based borrowings and 2.25% to 2.5% for ABR based borrowings. During the term of the December 14, 2001; amendment to the Senior Credit Facility, the applicable borrowing margin for the Revolver and Term Loan A is 3.75% for LIBOR based borrowings and 2.5% for ABR based borrowings. The applicable borrowing margin for the Term Loan B is 4.50% for LIBOR based borrowings and 3.25% for ABR based borrowings. In October 1998, the Company entered into interest rate swap agreements which convert the LIBOR rates of interest on Term Loan A and Term Loan B to 4.92% and 5.04% per annum, respectively, plus the applicable borrowing margin, in order to limit its exposure to interest rate fluctuations under the Term Loan portion of the Senior Credit Facility. These swap agreements remain in effect through the six-year and seven-year terms of Term Loan A and Term Loan B, respectively. The notional amount of these swaps was approximately $62.5 million and $95.4 million for Term Loan A and Term Loan B, respectively, at December 31, 2001. The Company is exposed to losses, in the event of nonperformance by the counterparties under the interest rate swap agreements. As of December 31, 2001, the Company expects the counterparties to fully perform under these contracts.

During the quarter ended March 31, 2001, AGY shortened the duration of the interest rate swaps to September 2003. As a result of this transaction, AGY received proceeds of $1.1 million, which will be reclassified from accumulated other comprehensive income to earnings over the remaining life of the related debt. Amounts reclassified to earnings were $0.2 million for the year ended December 31, 2001 and are included in other income. During 2000, AGY terminated portions of the interest rate swaps related to the early payment of Term Loans A and B. As the result of this partial unwind of swap agreements, AGY recognized a gain in other income of $0.2 million for the year ended December 31, 2000.

The interest rate on borrowings outstanding under the Revolver, Term Loan A and Term Loan B as of December 31, 2001 was 5.9%, 8.7% and 9.5%, respectively, including the effect of the interest rate swap.

                         ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt and Going Concern- (Continued)

Senior Subordinated Notes. On January 21, 1999, the Company issued $150 million of 9 7/8% Senior Subordinated Notes ($147 million net of discount) due 2009. Interest is payable semiannually beginning in July, 1999. Net proceeds of approximately $142.9 million plus additional borrowings under the revolving credit facility were used to repay outstanding indebtedness of $150.0 million under the Senior Subordinated Credit Facility. In addition, debt issuance costs of $3.6 million associated with the termination of the Senior Subordinated Credit Facility were written off in the first quarter of 1999.

Other. The Company has outstanding standby letters of credit at December 31, 2001 and 2000 of approximately $2,226,000, to secure workers compensation obligations. Such letters of credit expire in September 2002 but are automatically renewable for one year if not terminated before expiration.

The estimated fair value of the Company's Senior Subordinated Notes as of December 31, 2001 and 2000 was $78.0 million and $120.0 million, respectively. The fair value of the Senior Notes is based upon quoted market price. The fair value of the Company's Senior Credit Facility borrowings approximates the carrying value as it bears interest at variable rates. The fair value of the interest rate swap agreements, representing the estimated amount that the Company would pay to terminate the swap agreements, was approximately $1.5 million and $2.9 million, respectively, at December 31, 2001.

Keepwell Agreement. In connection with the formation transactions, Owens Corning entered into a Keepwell Agreement to support the liquidity of AGY. In the event that AGY does not have the liquidity to pay the interest on the Senior Credit Facility when due, Owens Corning will loan AGY an amount equal to the aggregate deficiency. Owens Corning's obligations to make such loans is limited to a maximum aggregate amount of $65.0 million, and a maximum annual amount of $20.0 million. The Owens Corning maximum aggregate obligation is reduced by $10.0 million semi-annually beginning in 1999. This Agreement terminated in January 2002.

8.  Membership Interest

The following table sets forth the statement of changes in membership interest in AGY (dollars in thousands):

                                                       Accumulated
                                                         Other                      Membership Interest
                                                                       -------------------------------------------
                                                      Comprehensive       Owens
                                                         Income          Corning           Porcher         Total
                                                      -------------    ------------       ---------      ---------
Balance at December 31, 1998                           $      (1)         $(119,419)      $ 140,705      $  21,285
Net income                                                     -                975           1,015          1,990
Foreign currency translation adjustment                      199                  -               -            199
Distribution to members                                        -             (1,587)         (1,656)        (3,243)
                                                       ---------          ---------       ---------      ---------
Balance at December 31, 1999                                 198           (120,031)        140,064         20,231
Net income                                                     -              5,926           6,167         12,093
Foreign currency translation adjustment                      (31)                 -               -            (31)
Distribution to members                                        -             (4,185)         (4,357)        (8,542)
                                                       ---------          ---------       ---------      ---------
Balance at December 31, 2000                                 167           (118,290)        141,874         23,751
Net loss                                                       -             (3,797)         (3,952)        (7,749)
Foreign currency translation adjustment                     (138)                 -               -           (138)
Distribution to members                                        -             (3,824)         (3,979)        (7,803)
Other comprehensive income                                (4,024)                 -               -         (4,024)
                                                       ---------          ---------       ---------      ---------
Balance at December 31, 2001                           $  (3,995)         $(125,911)      $ 133,943      $   4,037
                                                       =========          =========       =========      =========

Put Right. Commencing September 30, 2003, each of the members have the right to sell not less than all their ownership interest in AGY (a "Put Right") in the event certain conditions described below are satisfied. If either of the members exercises its Put Right, the value of the ownership interest will be determined by a third party according to the procedures set forth in the operating agreement. AGY's obligation to purchase a member's ownership interest is conditioned upon AGY financing the purchase with a third party lender while maintaining or obtaining not less than a B rating on its then outstanding unsecured debt after giving effect to the purchase. In addition, AGY's ability to fund the Put Right is conditioned upon maintaining compliance with the covenants under the Senior Credit Facility. See Note 7 concerning anticipated future covenant violations.

                         ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Membership Interest  (Continued)

As of December 31, 2001, AGY could not finance the purchase of all or any portion of either member's ownership interest and maintain a credit rating of at least B on its existing unsecured debt. If AGY meets this requirement in the future, the Company will commence accretion to this estimated redemption value of each member's ownership interest. Such accreted redemption amount will be presented outside of the members' interest section of the balance sheet after total liabilities.

9.  Transactions with Related Parties

The Company engages in several transactions with related parties. The following is a description of these transactions.

Sales. Porcher Industries and affiliates represented approximately $49.0 million, $69.0 million, and $63.0 million of AGY's net sales for the years ended December 31, 2001, 2000 and 1999, respectively. Trade receivables from Porcher and affiliates were approximately $0.03 million and $5.5 million at December 31, 2001 and 2000, respectively.

Purchases of Materials. The Company purchases glass marbles, which are used as an input material to the production of certain glass yarns, from Owens Corning. Glass marble purchases were $4.5 million, $5.2 million, and $5.0 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

Glass Forming Bushing Fabrication Services and Alloy Metal Loss. The glass forming bushings used in the Company's glass melting furnaces require periodic refurbishing. Refurbishing and fabrication services are provided to the Company by Owens Corning's central alloy operations. Such services and alloy metals physically consumed in the manufacturing process are charged to the Company and were $2.9 million, $4.0 million, and $3.9 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

Borates Supply Agreement. The Company purchases borates, which are used as an input material to the production of certain glass yarns from Owens Corning. Borates purchases were $2.6 million, $3.2 million, and $3.3 million, for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, Owens Corning began charging the Company an administrative fee for these services beginning October 1, 1998. Such administrative charges were $0.2 million annually for the years ended December 31, 2001, 2000 and 1999.

Battice Supply Agreement. The Company purchases certain glass yarn products from Owens Corning's Battice manufacturing facility for resale. Such purchases were $14.9 million, $19.0 million, and $18.8 million, for the years ended December 31, 2001, 2000 and 1999, respectively. Prior to the Majority Purchase, Owens Corning's Battice manufacturing facility sold such products directly to the customer.

Byproducts Supply Agreement. Owens Corning purchases byproducts of the Company's manufacturing processes called dry chopped yarn and slit hanks from the Company. The Company's sales of these byproducts to Owens Corning were $0.8 million, $1.2 million, and $2.9 million, for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in net sales.

Owens Corning produces Low Tex Type 30 for the Company's customers. Beginning October 1, 1998 the Company receives a fee from Owens Corning equal to 10% of sales of those products to the Company's customers. Effective July 1, 2000, AGY began purchasing this product from OC at fixed prices. Total purchases of Low Tex Type 30 were $5.1 million and $6.4, respectively, for the years ended December 31, 2001 and 2000.

Transitional Services. The Company entered into a transitional services agreement with Owens Corning at the time of the Majority Purchase for processing the Company's payroll, health care and benefit costs, accounts payable and for providing certain accounting and information services. The transition of these functions to AGY was completed in 2000. Charges for such services were $0.5 million and $3.9 and are included in the selling, general, and administrative expenses for the years ended December 31, 2000 and 1999, respectively. In addition, the Company reimbursed Owens Corning for paying certain health care costs during 1999. Such health care charges were $7.7 million and were included in selling, general and administrative expenses for the year ended December 31, 1999.

                         ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Transactions with Related Parties-(Continued)

Lease Transactions. The Company has entered into operating sub-lease agreements with Owens Corning for certain manufacturing equipment. The rental expense included in the Company's statements of operations associated with these leases was $1.8 million, $2.2 and $2.2, for the years ended December 31, 2001, 2000 and 1999, respectively.

The future minimum rental commitments associated with these leases are as follows (dollars in thousands):

        2002         $  522
        2003         $   26


The Company leases a manufacturing facility from a wholly-owned subsidiary of Porcher Industries. Rental expenses associated with this facility was approximately $0.7 million each of the three years ended December 31, 2001, 2000, and 1999.

Amounts due to related parties as of December 31, 2001, 2000 and 1999 under these various arrangements totaled $1.7 million, $5.6 million and $9.1 million, respectively, and are included in both accounts payable and accrued liabilities.

In October 2000, Owens Corning and certain of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. To date, the Company has not experienced an interruption in operations or supply of material. The Company does not believe that Owens Corning's bankruptcy will have a material adverse effect on its business, financial condition or results of operations.

10.  Employee Benefits

Pension Plan. Prior to the Majority Purchase, the hourly and salaried employees of the Predecessor Business participated in Company wide defined benefit plans maintained by Owens Corning. Under the plans, pension benefits were generally based on an employee's pay and number of years of service. Contributions to these pension plans were based on the calculations of independent actuaries using the projected unit credit method. Plan assets consisted primarily of equity securities with the balance in fixed income investments. The unrecognized cost of retroactive amendments and actuarial gains and losses were amortized over the average future service period of plan participants expected to receive benefits.

Under the Majority Purchase, Owens Corning continued to remain responsible for pension benefits earned through September 30, 1998. However, AGY agreed to pay for subsidized benefits offered under the plan to participants who retire before normal retirement age. This subsidized benefit is the result of the plan paying early retirement benefits which are actuarially larger than benefits provided at normal retirement age. For those participants under age 55 on September 30, 1998, the subsidy on the entire retirement benefit (including the portion of the benefit earned while the participant was an employee of the Predecessor Business) has been borne by AGY. This liability to AGY at September 30, 1998 was actuarially calculated to be $5.1 million.

Additionally, AGY has agreed to be responsible for the service costs under the plan through December 31, 1999. The amount reimbursable to Owens Corning attributed to AGY's unfunded contracted responsibility under this agreement was $8,328,000 and $8,485,000 as of December 31, 2001 and 2000, respectively. At
December 31, 2001 and 2000, the current portion of this liability of $0 and $858,000 has been included in accounts payable, respectively.

Defined Contribution Plan. Effective January 1, 2000, AGY adopted a defined contribution 401(k) plan which allows qualifying employees to contribute up to 15% of their pre-tax compensation on an annual basis. Accordingly, AGY employees no longer participate in the Owens Corning pension plan. The Company matches 35% of each employee's contribution up to a certain percentage and makes additional retirement contribution on behalf of eligible participants as provided for in the plan. For the year ended December 31, 2001 and 2000, AGY contributed $861,000 and $926,000, respectively under this plan.

                         ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Employee Benefits-(Continued)

Post-retirement. The employees of the Predecessor Business participated in health care and life insurance benefit plans for certain retired employees and their dependents. The health care plans in the U.S. were unfunded and pay either: 1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or, 2) fixed amounts of medical expense retirement.

Employees became eligible to participate in the health care plans upon retirement under the Predecessor Business' pension plans if they had accumulated 10 years of service after age 45. Some of the plans were contributory, with some retiree contributions adjusted annually. The Predecessor Business reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements. Under the Majority Purchase, AGY assumed the liability for these health care and life insurance benefits for active employees on September 30, 1998.

The amount of net post-retirement benefits cost attributed to AGY included the following components (dollars in thousands):


                                                      Years Ended December 31,
                                                    --------------------------
                                                   2001        2000       1999
                                                   ----        ----       ----

Service cost                                   $   956    $   910      $   900
Interest cost on projected benefit obligation    1,335      1,199          700
Amortization of prior services cost               (143)      (143)           -
Amortization of unrecognized loss                    -         69            -
                                               --------   --------     -------
Net pension expense                            $ 2,148    $ 2,035      $ 1,600
                                               ========   ========     =======

Assumptions used:

Discount rates                                    7.00%      8.00%        8.00%
Initial health care cost trend rate              10.00%     15.00%       10.00%
Ultimate health care cost trend rate              5.00%      5.00%        4.00%


The change in benefit obligation and the funded status of the post-retirement benefit plans at December 31, is summarized below (dollars in thousands):

                                                   Years Ended December 31,
                                                   ------------------------
                                                   2001             2000
                                                   ----             ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period     $      16,035    $     14,000
Service cost                                            956             910
Interest cost                                         1,335           1,199
Actuarial loss                                        3,766           2,151
Amortization of prior service costs                    (143)           (143)
Amortization of unrecognized losses                       -              69
                                                ------------     -----------
Benefit obligation at end of period           $      21,949    $     18,186
                                                ============     ===========

FUNDED STATUS

Funded status at end of period                $     (21,949)   $    (18,186)
Unrecognized net actuarial loss                       4,525           2,151
                                                ------------     -----------
Net amount recognized                         $     (17,424)   $    (16,035)
                                                ============     ===========


At December 31, 2001 and 2002, the current portion of this liability of $- and $715,000 has been included in accounts payable, respectively.

                         ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Employee Benefits - (Continued)

Assumed health care trend rates have significant effect on the amounts reported for the health care plans. Because of the historical trend in healthcare costs and anticipated future trends, a decrease in the healthcare trend rate is improbable. A one-percentage point increase in assumed health care cost trend rates would have the following effects (dollars in thousands):


                                                                  1-Percentage Point
                                                                  ------------------

Effect on total of service and interest cost components for 2001      $      230
Effect on postretirement benefit obligation at December 31, 2001      $    1,600


Effective January 1, 2000, AGY adopted a health care and life insurance benefit plan for certain retired employees and their dependents. The terms of this plan are substantially the same as the terms of the Owens Corning plan.

11.      Restructuring and Nonrecurring Charges

During the fourth quarter of 2001, the Company recorded a $2.4 million restructuring charge relating to personnel reductions at the Aiken and Huntingdon plant locations as well as the elimination of positions. As a result of this, $1.2 million has been included in accrued liabilities for the year ended December 31, 2001.

During the year ended December 31, 1999, the Company incurred nonrecurring charges of $262,000 related to labor agreement settlements included in the cost of sales, $1,182,000 related to relocation costs included in selling, general and administrative expenses and $252,000 related to professional fees included in selling, general and administrative expenses. An additional $1,584,000 of consulting costs associated with software training and system implementation was incurred and is included in selling, general and administrative expenses. In addition, during the fourth quarter of 1999, severance costs of $290,000 were paid and are included as restructuring charges.

A summary of restructuring and non-recurring charge activity is as follows:

                                     December 31,            December 31,
                                         2001                    2000
                                   -----------------        ----------------

Balance at beginning of the year   $               -        $              -
Additions                                      2,449                       -
Charges/Payments                              (1,289)                      -
                                   -----------------        ----------------
   Balance at end of the year      $           1,160        $              -
                                   =================        ================


12.      Interest Expense

Interest expense includes the following (dollars in thousands):

                                                        Years Ended December 31,
                                                        ------------------------
                                                2001               2000               1999
                                             ------------       -----------        -----------
Interest expense                             $    31,130        $   33,080       $     34,848
Amortization of debt issuance cost                 2,113             2,369              1,976
                                             ------------       -----------        -----------
   Total interest expense                    $    33,243        $   35,449       $     36,824
                                             ============       ===========        ===========

                         ADVANCED GLASSIFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      Income Taxes

The Company is a limited liability company, and is not subject to income tax; therefore, the statement of operations included herein does not reflect income tax expense. Income tax for the periods subsequent to the Contributions is the responsibility of the members based on their respective interest in AGY.

Income tax expense of $ 55,000, $93,000 and $190,000 was recorded in 2001, 2000 and 1999, respectively, related to foreign taxes on AGY Yarns Canada and AGY Europe SARL. Deferred taxes were immaterial as of and for the years ended December 31, 2001 and 2000.

14.      Segment Information

The Company operates in one business segment that manufactures glass fiber yarns and specialty materials that are used in a variety of industrial and commercial applications. The following geographic information represents the Company's net sales based on product shipment location and total assets based on physical locations for the region and period indicated (dollars in thousands):

                                        Years Ended December 31,
                                        ------------------------
                               2001               2000                1999
                               ----               ----                ----

Net Sales
    North America           $   142,057        $   197,133         $   177,776
    Europe                       49,724             61,525              63,500
    Asia                         10,326             17,522               9,690
    Latin America                 4,195              2,108               1,270
                            ------------       ------------        ------------
       Total                $   206,302        $   278,288         $   252,236
                            ============       ============        ============



Assets by region (dollars in thousands):

                                             December 31,        December 31,
                                                2001                2000
                                             ------------        ------------

North America                                $    369,306        $    394,604
Europe                                             41,790              37,027
Asia                                                1,389               4,378
                                             ------------        ------------
   Total Assets                              $    412,485        $    436,009
                                             ============        ============


15.      Accounting for Derivatives

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

                          ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Accounting for Derivatives - (Continued)

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

The Company adopted SFAS 133 on January 1, 2001 and initially recorded a $4.1 million unrealized gain in Other Comprehensive Income (OCI) as the cumulative effect of this change in accounting related to interest rate swaps and a $0.1 million unrealized loss for foreign currency derivatives.

Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of December 31, 2001, the net derivative loss in OCI was $4.0 million. During 2001, $1.3 million of net losses were reclassified from OCI to earnings of which $0.9 million was recorded in interest expense and $0.4 million was recorded in cost of sales. The ineffective portion of changes in fair values of hedge positions recorded in 2001 earnings was immaterial. As of December 31, 2001, the Company expects to reclassify $4.3 million of net losses on derivative instruments from OCI to earnings during the next 12 months due to actual export sales, the payment of variable interest associated with the floating rate debt and purchases of natural gas.

A summary of the amounts included in the accumulated other comprehensive (income) loss is shown below (dollars in thousands):

                                                                                     Commodity      Interest-Rate      Accumulated
                                                 Options             Forwards          Swaps            Swaps              OCI
                                             --------------         ---------        ---------      -------------      -----------
Balance at December 31, 2000                 $            -         $       -        $       -      $           -      $         -
January 1, 2001, transition adjustment                    -               136                -             (4,200)          (4,064)
Current period changes in value                         (64)               83              958              8,418            9,395
Reclassification to earnings                             64              (219)            (440)              (712)          (1,307)
                                             --------------         ---------        ---------      -------------      -----------
Balance at December 31, 2001                 $            -         $       -        $     518      $       3,506      $     4,024
                                             ==============         =========        =========      =============      ===========

16. Distributions

Pursuant to the terms of the Operating Agreement, the Company makes an annual distribution (the "Tax Distribution") from its net cash flows and permitted borrowings under the Senior Credit Facility to each of Owens Corning and Porcher Industries in order to fund the taxes payable by each owner on their proportionate share of the Company's net ordinary income and net capital gain. In connection with the Majority Purchase, the Company has made a partnership election to step up the basis of certain of the Company's tangible and intangible assets. The resulting increase in depreciation and amortization expense is allocated wholly to Porcher Industries. As a result, the Tax Distributions are not made on a pro rata basis and Porcher Industries has an unrecovered distribution amount (the "Deferred Distribution").

The Tax Distribution was $8.5 million based on the year ended December 31, 1999 of which $4.2 million was paid to Owens Corning and $4.4 million was treated as a Deferred Distribution to Porcher Industries. The Tax Distribution was $7.8 million based on the year ended December 31, 2000, of which $3.8 million was paid to Owens Corning and $4.0 million was treated as a Deferred Distribution to Porcher Industries. The Deferred Distribution earns interest at the highest rate of interest on the Senior Credit Facility or 10%, whichever is lower. Earned interest on the distribution was $775,000 and $508,000, for the years ended December 31, 2001 and 2000, respectively. The Deferred Distribution to Porcher Industries totaled $11,435,000 and $6,681,000 at December 31, 2001 and 2000, respectively.

                          ADVANCED GLASSFIBER YARNS LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   Distributions - (Continued)

Based on the members' estimated taxable income for the year ended December 31, 2001, the tax distribution will approximate $1.8 million of which $0.9 million will be treated as a Deferred Distribution payable to Porcher Industries and $0.9 million will be paid in cash to Owens Corning, when allowed under the terms of the Senior Credit Facility. The terms of the credit facility do not allow for cash distributions to its members until such time that the Company complies with its original covenants. As such, the distribution schedule to be made to Owens Corning in 2002 for the results of 2001 will be deferred until such time that the Company is in compliance with its original covenants. These distributions will be recorded in the second quarter of 2002.

17. Quarterly Financial Information (Unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2001 and 2000 (dollars in thousands):

             2001 by Quarter            Fourth        Third         Second    First        Total
             ---------------            ------        -----         ------    -----        -----
Net sales                              $  33,444    $  48,893    $  55,119   $  68,846   $ 206,302
Gross profit                           $   3,614    $  12,677    $  15,093   $  21,579   $  52,963
Operating income                       $  (4,704)   $   6,524    $   8,913   $  13,885   $  24,618
Net income                             $ (12,927)   $  (1,513)   $     671   $   6,020   $  (7,749)

             2000 by Quarter            Fourth        Third         Second     First       Total
             ---------------            ------        -----         ------     -----       -----
Net sales                              $  70,273    $  68,834    $  68,704   $  70,477   $ 278,288
Gross profit                           $  18,145    $  17,156    $  18,808   $  17,776   $  71,885
Operating income                       $  11,194    $  10,346    $  11,567   $  10,951   $  44,058
Net income                             $   4,291    $   1,953    $   3,539   $   2,310   $  12,093

18. Commitments and Contingencies

The Company is not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. The Company does not expect that the outcome of any pending claims will have a material adverse effect on the Company's results of operations or financial position.

The Company is self-insured for certain elements of their employee benefits, including workers compensation but limits its liability through stop-loss insurance and annual plan maximum insurance limits. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

The Company leases equipment under operating leases. Total rent expense in 2001, 2000 and 1999 was $3.6 million, 3.5 million and 2.6 million, respectively.

The minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows (dollars in thousands):

2002                   $  2,497
2003                   $  1,690
2004                   $  1,630
2005                   $  1,551
Thereafter             $    865