Form 10-Q
period 2002-06-30
AGY CAPITAL CORP; ADVANCED GLASSFIBER YARNS LLC
filed 2002-08-19
CIK 1078392, 1078420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


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

                           ---------------------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days. Yes X   No___
                                                  ---

     As of August 19, 2002, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          ADVANCED GLASSFIBER YARNS LLC
            QUARTERLY REPORT FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                TABLE OF CONTENTS


                                                                                     Page No.
                                                                                     --------
Part I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)                                  1

          Consolidated Balance Sheets as of June 30, 2002 (unaudited)
          and December 31, 2001                                                          1

          Consolidated Statements of Operations                                          2
                 For the three months ended June 30, 2002 and 2001 (unaudited)           2
                 For the six months ended June 30, 2002 and 2001 (unaudited)             2

          Consolidated Statements of Comprehensive Income                                3
                 For the three months ended June 30, 2002 and 2001 (unaudited)           3
                 For the six months ended June 30, 2002 and 2001 (unaudited)             3

          Consolidated Statements of Cash Flows                                          4
                 For the six months ended June 30, 2002 and 2001 (unaudited)             4

          Notes to the Consolidated Financial Statements                                 5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                 10
                 Overview                                                               10
                 Results of Operations                                                  11
                 Liquidity and Capital Resources                                        14
                 Disclosure Regarding Forward-Looking Statements                        15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    17

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          ADVANCED GLASSFIBER YARNS LLC
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                            June 30,    December 31,
                                                                                              2002          2001
                                                                                          -----------   ------------
                                                                                          (unaudited)
                               ASSETS

Current assets:
  Cash and cash equivalents                                                               $     2,189   $        100
  Trade accounts receivable less allowance of $1,538 and $1,102 respectively                   14,292         13,392
  Inventories                                                                                  29,741         43,847
  Other current assets                                                                          3,477          3,188
                                                                                          -----------   ------------
    Total current assets                                                                       49,699         60,527
                                                                                          -----------   ------------
Net property, plant and equipment                                                             137,698        142,191
Intangible assets, net (Note 5)                                                                18,855        209,622
Other non-current assets                                                                            -            145
                                                                                          -----------   ------------
     Total assets                                                                         $   206,252   $    412,485
                                                                                          ===========   ============

                       LIABILITIES AND MEMBERS' INTEREST (DEFICIT)

Current liabilities:
  Accounts payable                                                                        $    11,863   $     16,205
  Accrued liabilities                                                                          24,858         24,201
  Current portion of long-term debt, net of discount of $2,278 and $2,392, respectively       328,213        330,441
                                                                                          -----------   ------------
    Total current liabilities                                                                 364,934        370,847
                                                                                          -----------   ------------
Deferred distribution                                                                          12,765         11,435
Pension and other employee benefit plans                                                       27,243         25,753
Other non-current liabilities                                                                       -            413
                                                                                          -----------   ------------
     Total liabilities                                                                        404,942        408,448
                                                                                          -----------   ------------

Commitments and contingencies                                                                       -              -

Members' interest (deficit)                                                                  (198,690)         4,037
                                                                                          -----------   ------------
     Total liabilities and members' interest (deficit)                                    $   206,252   $    412,485
                                                                                          ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                               For the Three Months           For the Six Months
                                                                   Ended June 30,                Ended June 30,
                                                             -------------------------     -------------------------
                                                                2002            2001          2002            2001
                                                             -------------------------     -------------------------
                                                                    (unaudited)                   (unaudited)
Net sales                                                    $  47,908       $  55,118     $  92,629       $ 123,965
Cost of goods sold                                              42,314          40,026        79,877          87,293
                                                             ---------       ---------     ---------       ---------
  Gross profit                                                   5,594          15,092        12,752          36,672
Selling, general and administrative expenses                     3,777           3,278         6,820           7,913
Restructuring                                                      223               -           223               -
Amortization                                                       733           2,900         1,465           5,960
                                                             ---------       ---------     ---------       ---------
  Operating income                                                 861           8,914         4,244          22,799
Interest expense                                                 8,601           8,356        17,239          16,602
Other income, net                                                 (186)           (193)         (360)           (586)
                                                             ---------       ---------     ---------       ---------
  Income (loss) before income taxes and adoption of an
    accounting principle                                        (7,554)            751       (12,635)          6,783
Income tax expense                                                  20              80            22              92
                                                             ---------       ---------     ---------       ---------
  Income (loss) before adoption of an accounting principle      (7,574)            671       (12,657)          6,691
Cumulative effect of adoption of an accounting
  principle (Note 5)                                                 -               -      (188,418)              -
                                                             ---------       ---------     ---------       ---------
  Net income (loss)                                          $  (7,574)      $     671     $(201,075)      $   6,691
                                                             =========       =========     =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (dollars in thousands)

                                                               For the Three Months                For the Six Months
                                                                  Ended June 30,                     Ended June 30,
                                                           -----------------------------     -------------------------------
                                                               2002             2001              2002              2001
                                                           -----------------------------     -------------------------------
                                                                    (unaudited)                        (unaudited)
Net income (loss)                                          $    (7,574)      $      671      $     (201,075)     $     6,691
Other comprehensive income (loss):
    Currency hedges-options                                        (14)              27                   8              195
    Currency hedges-forwards                                      (320)             (71)               (300)              36
    Commodity swaps                                                 61             (468)                384             (468)
    Interest rate swaps                                         (1,364)             (36)                (35)             425
    Foreign currency translation                                    92               72                  79              (51)
                                                           -----------       ----------      --------------      -----------
Comprehensive income (loss)                                $    (9,119)      $      195      $     (200,939)     $     6,828
                                                           ===========       ==========      ==============      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                -------------------------------------
                                                                                     2002                   2001
                                                                                -------------------------------------
                                                                                             (unaudited)
Cash flows from operating activities:
    Net income (loss)                                                           $     (201,075)        $        6,691
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Cumulative effect of adoption of an accounting principle                       188,418                      -
        Depreciation                                                                     8,388                  7,167
        Amortization of debt issuance costs                                                941                    874
        Amortization of goodwill and other intangibles                                   1,465                  5,960
        Amortization of discount on notes                                                  115                    109
        Alloy usage                                                                        370                    894
    Changes in assets and liabilities:
        Trade accounts receivable, net                                                    (801)                 8,405
        Inventories                                                                     14,106                (13,899)
        Other assets                                                                      (140)                 4,195
        Accounts payable                                                                (3,823)                (9,550)
        Accrued liabilities                                                               (187)                (1,835)
        Pension and post-retirement                                                      1,490                  1,363
                                                                                --------------         --------------
             Net cash provided by operating activities                                   9,267                 10,374
                                                                                --------------         --------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                           (4,800)               (10,067)
    Other                                                                                  (21)                   (43)
                                                                                --------------         --------------
             Net cash used in investing activities                                      (4,821)               (10,110)
                                                                                --------------         --------------
Cash flows from financing activities:
    Proceeds from revolving credit facility                                             21,800                 47,200
    Payments on revolving credit facility                                              (12,200)               (36,200)
    Payments on capital lease                                                              (54)                   (50)
    Payments on term loans                                                             (11,888)                (8,786)
    Proceeds from interest rate swap                                                         -                  1,118
    Distribution to Owens Corning                                                            -                 (4,033)
    Deferred financing costs                                                               (27)                     -
                                                                                --------------         --------------
               Net cash used in financing activities                                    (2,369)                  (751)
                                                                                --------------         --------------
    Effect of exchange rate on cash                                                         12                    (48)
                                                                                --------------         --------------
Net decrease in cash and cash equivalents                                                2,089                   (535)
                                                                                --------------         --------------
Cash and cash equivalents, beginning of period                                             100                  4,054
                                                                                --------------         --------------
Cash and cash equivalents, end of period                                        $        2,189         $        3,519
                                                                                ==============         ==============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                      $       15,608         $       15,290
                                                                                ==============         ==============
Supplemental disclosure of non-cash financing/investing activities:
    Decrease in property and equipment financed in accrueds                     $         (538)        $       (3,027)
                                                                                ==============         ==============
    Increase/(decrease) in fair value of interest rate swaps and derivatives    $           56         $         (931)
                                                                                ==============         ==============
    Deferred distribution - Porcher                                             $          911         $        3,979
                                                                                ==============         ==============
    Current distribution - Owens Corning                                        $          876         $            -
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

                          ADVANCED GLASSFIBER YARNS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except as otherwise indicated)

1.   Basis of Presentation

     The accompanying unaudited interim consolidated financial statements of Advanced Glassfiber Yarns LLC (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 2001 in our 2001 Annual Report on Form 10-K.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009. Separate financial statements or consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

As discussed in Note 5, amortization expense was understated by $0.7 million during the first quarter of 2002. As such, the first quarter 2002 results have been restated to reflect the correction of this error.

Also as discussed in Note 5, the Company adopted the provisions of SFAS 142 during 2002.

2.   Liquidity and Financial Condition

     The Company has experienced declines in sales to the electronics industry (a significant market segment of the Company's business) since the economic downturn that began during the second quarter 2001. As a result, during the second half of 2001, the Company significantly lowered production levels and implemented workforce reductions and other cost saving initiatives. During the first three months of 2002, the Company believed that the economic recovery in the electronics industry had begun, based on the fact that sales to the electronics industry increased by 102.2% in the first quarter of 2002 compared to the last quarter of 2001. However as the second quarter of 2002 sales to the electronics market would indicate, there is still no evidence of a substantial recovery in this industry and the Company has little visibility as to when and to what extent demand may recover. The Company has continued to operate at reduced production schedules in order to decrease inventory levels in an effort to generate cash flows as well as maintaining its other costs saving initiatives. The Company's plan is to continue these efforts until such time as sales levels increase.

As discussed in Note 7, the Company has entered into a Forbearance Agreement with its Senior Lenders and is in default under the Indenture governing the Notes. These conditions, together with the Company's net loss in fiscal 2001 and the first half of fiscal 2002 and its deficit in members' interest, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

3.   Inventories

     Inventories consist of the following:


                                                        June 30,               December 31,
                                                          2002                     2001
                                                     ----------------        -----------------
                                                       (unaudited)
     Finished goods                                 $          24,988       $           37,973
     Materials and supplies                                     4,753                    5,874
                                                     ----------------        -----------------
        Total Inventories                           $          29,741       $           43,847
                                                     ================        =================


4.   Net Property, Plant and Equipment

     Net property, plant and equipment consist of the following:

                                                          June 30,               December 31,
                                                            2002                     2001
                                                         ------------           --------------
                                                          (unaudited)
     Land                                               $         827          $           827
     Building and leasehold improvements                       27,746                   27,028
     Machinery and equipment                                  130,162                  123,375
     Construction in progress                                   2,488                    5,725
                                                         ------------           --------------
       Gross property, plant and equipment                    161,223                  156,955
                                                         ------------           --------------
       Less: accumulated depreciation                         (52,818)                 (44,430)
     Alloy metals                                              29,293                   29,666
                                                         ------------           --------------
         Total Net property, plant and equipment        $     137,698          $       142,191
                                                         ============           ==============

     During the second quarter of 2002, we revised our estimates of the depreciable lives on certain fixed assets. This resulted in additional depreciation expense of $1.3 million, which is included in cost of goods sold and a credit of $0.2 million, which is included in selling, general and administrative expenses.

5.   Intangible Assets, net and restatement

     As of June 30, 2002 and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

                                                        June 30, 2002                            December 31, 2001
                                            ---------------------------------------    ----------------------------------------
                                 Useful
                                  Life                    Accumlated                                  Accumlated
                                 (Years)      Gross      Amortization      Net            Gross      Amortization       Net
                               ------------ ----------   -------------  -----------    -----------   -------------  -----------
Intangible assets
subject to amortization:
Customer list                  25 Years     $      241   $          39  $       202    $       230   $          37  $       193
Patents and trademarks         8 Years          20,247           9,443       10,804         20,227           8,178       12,049
Debt issuance costs            6-10 Years       13,623           6,274        7,349         13,596           5,334        8,262
Covenant not to compete        5 Years           2,000           1,500          500          2,000           1,300          700

  Total intangible assets
                                            ----------   -------------  -----------    -----------   -------------  -----------
    subject to amortization                 $   36,111   $      17,256  $    18,855    $    36,053   $      14,849  $    21,204
                                            ==========   =============  ===========    ===========   =============  ===========

Intangible assets not
subject to amortization:

Goodwill                                             -               -            -    $   216,392   $      27,974  $   188,418

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill on that date. SFAS No. 142 requires that an intangible asset that is acquired should be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to carrying amount. The Company completed its transitional goodwill impairment test in the second quarter of 2002. In performing this test, the Company estimated the fair value of its intangible assets, considering market valuations and the recent adverse changes in business conditions. Based on this analysis, the Company determined that recorded goodwill exceeded its implied fair value. Accordingly, the Company recorded a non-cash impairment charge of $188.4 million, which is recognized as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations in 2002. Net income for the three and six months ended June 30, 2001, exclusive of amortization of goodwill, was $2.9 million and $11.2 million, respectively.

The provisions of SFAS 142 allowed the Company to finalize its transitional impairment testing during 2002 subsequent to the date of adoption of SFAS 142. As a result of the impairment charge recognized under the transitional impairment test, the Company has restated its first quarter results to reflect the charge as of January 1, 2002, the date of adoption of SFAS 142.

Additionally, the first quarter 2002 results have been restated to reflect the correction of an error that understated amortization expense by approximately $0.7 million. The first quarter 2002 results are as follows:

                                                                     Restated             As previously reported
                                                                   Three Months                Three Months
                                                                  Ended March 31,             Ended March 31,
                                                                       2002                        2002
                                                                   ------------                 ------------
                                                                   (unaudited)                  (unaudited)
Net sales                                                            $  44,721                    $  44,721
Cost of goods sold                                                      37,563                       37,563
                                                                     ---------                    ---------
  Gross profit                                                           7,158                        7,158
Selling, general and administrative expenses                             3,041                        3,041
Amortization                                                               732                            7
                                                                     ---------                    ---------
  Operating income                                                       3,385                        4,110
Interest expense                                                         8,638                        8,638
Other income, net                                                         (174)                        (174)
                                                                     ---------                    ---------
Loss before income taxes and adoption of an
    accounting principle                                                (5,079)                      (4,354)
Income tax expense                                                           2                            2
                                                                     ---------                    ---------
Loss before adoption of an accounting principle                         (5,081)                      (4,356)
Cumulative effect of adoption of an accounting
    principle                                                         (188,418)                           -
                                                                     ---------                    ---------
              Net loss                                               $(193,499)                   $  (4,356)
                                                                     =========                    =========

     The Company recorded amortization expense on the above intangibles of $1.2 million and $1.2 million during the first and second quarters of 2002, respectively, compared to $1.2 million and $1.2 million on a pro forma basis during the first and second quarters of 2001. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding 5 years are as follows: 2002: $4.8 million; 2003:
$4.7 million; 2004: $4.4 million; 2005: $4.0 million; and 2006: $2.6 million.

6. Accrued Liabilities

      Accrued liabilities consist of the following:

                                                              June 30,               December 31,
                                                                2002                     2001
                                                           ----------------        -----------------
                                                             (unaudited)
      Vacation                                                 $ 2,779                  $ 2,743
      Interest                                                   7,009                    6,923
      Real and personal property taxes                           2,179                    1,501
      Incentive compensation and profit sharing                    170                      194
      Payroll and benefits                                       2,321                    2,528
      Due to Owens Corning and other related parties             2,419                      518
      Deferred hedging                                           4,746                    4,509
      Restructuring                                                390                    1,160
      Other                                                      2,845                    4,125
                                                               -------                  -------
         Total accrued liabilities                             $24,858                  $24,201
                                                               =======                  =======

      The second quarter reductions in the restructuring liability was for the salary and benefits of employees terminated in the fourth quarter of 2001. The restructuring reserve was increased in the second quarter of 2002 to recognize the liability associated with the elimination of certain salary positions. Activity in the restructuring liability consists of the following:

      December 31, 2001 balance            $ 1,160
      Payments                                (722)
      Accruals                                   -
                                           -------
      March 31, 2002 balance                   438
                                           -------
      Payments                                (271)
      Accruals                                 223
                                           -------
      June 30, 2002 balance                $   390
                                           =======

7.    Long-term debt

      Debt consists of the following:

                                                              June 30,              December 31,
                                                                2002                    2001
                                                          ----------------        ----------------
                                                             (unaudited)
      Senior Credit Facility
          Revolving credit facility                            $  34,400             $  24,800
          Term loan A                                             51,162                62,531
          Term loan B                                             94,891                95,410
      9 7/8% Senior Subordinated Notes, net
          of discount                                            147,722               147,608
      Capital lease obligation                                        38                    92
                                                               ---------             ---------
                                                                 328,213               330,441
      Less current portion                                      (328,213)             (330,441)
                                                               ---------             ---------
      Long-term debt                                           $       -             $       -
                                                               =========             =========

      On December 14, 2001, the Company's senior lenders waived the requirement in the Company's Senior Credit Facility to maintain and meet the Fixed Charge Coverage Ratio and modified the Leverage Ratio and Interest Coverage Ratio to be less restrictive for the quarters ending December 31, 2001 and March 31, 2002 ("Third Amendment"). Absent the Third Amendment, the Company would have been in violation of certain covenants of the Senior Credit Facility as of December 31, 2001 and March 31, 2002. The amendment also provided for 1) a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; 2) a cap of $50.0 million for amounts borrowed under the revolving credit facility; 3) a $1.75 million and $1.5 million limit on capital spending for the quarters ending December 31, 2001, and March 31, 2002, respectively; and
4) the prohibition of any cash distribution by the Company to the Company's Members until the Company is in compliance with the original covenants of the Senior Credit Facility.

The Company defaulted in certain financial covenants under the Senior Credit Facility as of June 30, 2002. Therefore and prior to being in default, the Company entered into Fourth and Fifth Amendments to the Senior Credit Facility and Forbearance Agreements, under which senior lenders have agreed to forbear exercising acceleration rights and remedies under such Credit facility until September 27, 2002 while the parties continue restructuring discussions. Certain provisions of the fifth amendment include the (A) a reduction in the Company's revolving commitment from $65.0 to $57.0 million (B) a $45.0 million borrowing cap on the revolving facility and (C) an additional 100 basis point increase in the interest spread payable over LIBOR for advances under the Senior Credit Facility. Additionally, the Fourth and Fifth Amendment and Forbearance Agreement require the Company to refrain from making the $7.4 million interest payment on its 9 7/8% Senior Subordinated Notes due 2009 (the "Notes") that was due upon the expiration of a 30-day grace period on August 14, 2002 under the indenture governing the Notes. Although as a result, as of August 14, 2002, the Company is in default under the terms of the indenture governing the Notes, and the holders have the right to accelerate the entire $147.7 million indebtedness of the Notes. The Company has initiated negotiations with a steering committee of the holders of the Notes and intends to continue its efforts to achieve a consensual restructuring of such indebtedness. However, there can be no assurance that the terms of the Notes will be amended or restructured or that the holders of the Notes will not accelerate amounts due under the Indenture.

The Company has retained Credit Suisse First Boston as its financial advisor to explore strategic alternatives, including, but not limited to, restructuring its debt and negotiating amendments to the Senior Credit Facility with the Company's lenders. Even though discussions are ongoing, there can be no assurance that the Company will obtain any necessary amendments or waivers or that the Company will otherwise be able to refinance its debt on favorable terms, if at all.

As a result of these uncertainties, amounts due under the Senior Credit Facility and Notes have been reflected as current liabilities in the consolidated balance sheet, which results in a significant working capital deficit.

8.   Segment Information

        The Company operate in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. Our principal market is the United States. The Company do not have any significant long-lived assets outside of the United States. Information by geographic area is presented below, with net sales based on product shipment location (in millions):

                                  For the Three Months             For the Six Months
                                    Ended June 30,                    Ended June 30,
                              --------------------------        -------------------------
                                2002             2001             2002            2001
                              --------------------------        -------------------------
                                      (unaudited)                      (unaudited)
           Net Sales
             North America    $     32.7       $    37.4       $     64.1      $     83.3
             Europe                 12.5            14.0             24.1            32.0
             Asia                    1.9             3.0              2.8             7.4
             Latin America           0.8             0.7              1.6             1.3
                               ---------        --------        ---------       ---------
    Total                     $     47.9       $    55.1       $     92.6      $    124.0
                               =========        ========        =========       =========

Sales by product category are as follows (in millions):

                                  For the Three Months              For the Six Months
                                     Ended June 30,                   Ended June 30,
                              --------------------------        -------------------------
                                2002             2001             2002            2001
                              --------------------------        -------------------------
                                     (unaudited)                       (unaudited)
Net Sales
    Heavy Yarns             $     39.8       $     43.9       $     76.1      $     90.6
    Fine Yarns                     8.1             11.2             16.5            33.4
                              ---------        ---------        ---------       ---------
    Total                   $     47.9       $     55.1       $     92.6      $    124.0
                              =========        =========        =========       =========

9.   Accounting for Derivatives

        Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that the hedges are effective or until the underlying transactions are recognized in earnings. As of June 30, 2002, the net derivative loss in OCI was $4.0 million. During the second quarter of 2002, $1.3 million of accumulated losses were reclassified from OCI to earnings, of which a $1.1 million loss was recorded in interest expense, a $0.1 million loss was recorded in cost of sales and a $0.1 million loss was recorded in other income. The ineffective portion of changes in fair values of hedge positions reported in second quarter 2002 earnings was immaterial. As of June 30, 2002, the Company expects to reclassify $4.6 million of net losses on derivative instruments during the next twelve months from OCI to earnings due to payments on its interest rate swaps, actual export sales, and purchases of natural gas.

        A summary of the amounts included in the accumulated other comprehensive income is shown below (unaudited):

                                                                         Commodity    Interest-Rate    Accumulated
                                              Options       Forwards       Swaps         Swaps             OCI
                                             ----------    -----------   ---------    -------------    ------------
  Balance at December 31, 2000              $         -   $          -  $        -   $            -   $           -
  January 1, 2001, transition adjustment              -            136           -           (4,200)         (4,064)
  Current period changes in value                  (102)            (2)        468            3,036           3,400
  Reclassification to earnings                      (93)          (170)                         739             476
                                             ----------    -----------   ---------    -------------    ------------
  Balance at June 30, 2001                  $      (195)  $        (36) $      468   $         (425)  $        (188)
                                             ----------    -----------   ---------    -------------    ------------

  Balance at December 31, 2001              $         -   $          -  $      518   $        3,506   $       4,024
  Current period changes in value                   (14)           (41)       (158)            (198)           (411)
  Reclassification to earnings                       (8)            21        (165)          (1,131)         (1,283)
                                             ----------    -----------   ---------    -------------    ------------
  Balance at March 31, 2002                         (22)           (20)        195            2,177           2,330
                                             ----------    -----------   ---------    -------------    ------------
  Current period changes in value                    64            464          11            2,440           2,979
  Reclassification to earnings                      (50)          (144)        (72)          (1,076)         (1,342)
                                             ----------    -----------   ---------    -------------    ------------
  Balance at June 30, 2002                  $        (8)  $        300  $      134   $        3,541   $       3,967
                                             ==========    ===========   =========    =============    ============

10.  Recent Accounting Pronouncements

     In April 2002, the FASB issued Statement No. 145. This Statement modifies or amends several other authoritative pronouncements, including those covering gains and losses from extinguishment of debt. Management is currently evaluating the effects of this statement on the Company.

     On June 28, 2002, the FASB issued Statement No. 146, Accounting for Exit and Disposal Activities, which is required to be adopted for disposal activities initiated after December 31, 2002. Management is currently evaluating the effects of this statement on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations

         This Quarterly Report contains certain forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect the Company's assessment of a number of risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption "Cautionary Statement Regarding Forward-Looking Statements." You are encouraged to read this section carefully.

         You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with the Company's audited consolidated financial statements as of the year ended December 31, 2001 and related notes set forth in our 2001 Annual Report on Form 10-K.

Overview

         Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

         . heavy yarns, which accounted for 82.2% of our net sales during the six months ended June 30, 2002 and 73.1% of our net sales during the six months ended June 30, 2001; and

         . fine yarns, which accounted for 17.8% of our net sales during the six months ended June 30, 2002 and 26.9% of our net sales during the six months ended June 30, 2001.

         Glass yarns are a critical material used in a variety of electronic, industrial, construction and specialty applications such as printed circuit boards, roofing materials, filtration equipment, building reinforcement, window screening, aerospace materials, sporting goods and vehicle armor.

Our business continued to experience a significant sales decline in the second quarter of 2002 due to the ongoing impact of a severe downturn in the global electronics industry that began during the second quarter of 2001. As a result, we have defaulted on covenants our Senior Credit Facility and Senior Subordinated Notes. We are operating under a Forbearance Agreement with our Senior Lenders and have initiated negotiations with certain holders of the Notes in an effort to achieve a consensual restructuring of such indebtedness.

Additionally, effective in the first quarter of 2002, the Company adopted the provisions of SFAS 142 and recorded a non-cash impairment charge on goodwill totaling $188.4 million.

     Results of Operations

         The following table summarizes our historical results of operations as a percentage of net sales:

                                                                        For the Three Months              For the Six Months
                                                                           Ended June 30,                   Ended June 30,
                                                                  ------------------------------     ----------------------------
                                                                     2002               2001           2002              2001
                                                                  ------------------------------     ----------------------------
                                                                           (unaudited)                       (unaudited)
Net sales                                                               100.0 %           100.0 %        100.0 %           100.0 %
Cost of goods sold                                                       88.3 %            72.6 %         86.3 %            70.4 %
                                                                  ------------       -----------     ----------        ----------
      Gross profit                                                       11.7 %            27.4 %         13.7 %            29.6 %
Selling, general and
    administrative expenses                                               7.9 %             6.0 %          7.3 %             6.4 %
Restructing                                                               0.4 %               - %          0.2 %               - %
Amortization                                                              1.5 %             5.2 %          1.7 %             4.8 %
                                                                  ------------       -----------     ----------        ----------
     Operating income                                                     1.9 %            16.2 %          4.5 %            18.4 %
Interest expense                                                         18.0 %            15.1 %         18.6 %            13.4 %
Other income, net                                                        (0.2)%            (0.4)%         (0.4)%            (0.5)%
                                                                  ------------       -----------     ----------        ----------
    Income (loss) before taxes                                          (15.9)%             1.3 %        (13.7)%             5.5 %
Income tax expense                                                        0.0 %             0.2 %            - %             0.1 %
                                                                  ------------       -----------     ----------        ----------
    Income (loss) before adoption of an accounting principle            (15.9)%             1.3 %        (13.7)%             5.4 %
Cumulative effect of adoption of an accounting principle                    - %               - %       (203.5)%               - %
                                                                  ------------       -----------     ----------        ----------
    Net income (loss)                                                   (15.9)%             1.3 %       (217.2)%             5.4 %
                                                                  ============       ===========     ==========        ==========

         Adjusted EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization, restructuring expense and non-recurring, non-cash charges. Adjusted EBITDA is calculated as follows (in thousands):

                                                                     For the Three Months                  For the Six Months
                                                                        Ended June 30,                        Ended June 30,
                                                               ----------------------------       -------------------------------
                                                                 2002              2001               2002               2001
                                                               ----------------------------       -------------------------------
                                                                      (unaudited)                           (unaudited)
Net income (loss)                                           $     (7,574)      $       671      $     (201,075)      $     6,691
Depreciation and amortization                                      5,524             6,578               9,852            13,127
Cumulative effect of adoption of an accounting principle               -                 -             188,418                 -
Interest                                                           8,601             8,356              17,239            16,602
Refinancing cost                                                     726                 -                 811                 -
Taxes                                                                 20                80                  22                92
                                                            -------------      ------------     ---------------      ------------
Adjusted EBITDA                                             $      7,297       $    15,685      $       15,267       $    36,512
                                                            =============      ============     ===============      ============

Adjusted EBITDA for the quarter ended June 30, 2002 decreased $8.4 million, or 53.5%, to $7.3 million from $15.7 million for the quarter ended June 30, 2001 and for the six months ended June 30, 2002 decreased $21.2 million, or 58.2%, to $15.3 million from $36.5 million for the same period in 2001.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Net Sales. Net sales decreased $7.2 million, or 13.1%, to $47.9 million in the three months ended June 30, 2002 from $55.1 million in the three months ended June 30, 2001. This decline reflects primarily the ongoing impact of a severe downturn in the global electronics industry that began during the second quarter of 2001. Our sales to the electronics market declined by 33.0% in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The slight recovery in volumes compared to the first quarter of 2002 was offset by additional price erosion and an adverse change in the mix of the products sold to the electronics market. Given the length and complexity of the supply chain in the electronics industry, we have little visibility as to when and to what extent demand may recover. However, sales to the non- electronics markets continued to trend upwards slightly as compared to the first quarter of this year.

         Gross Profit. Gross profit decreased $9.5 million to $5.6 million, or 11.7% of net sales, for the three months ended June 30, 2002 versus $15.1 million, or 27.4% of net sales, for the three months ended June 30, 2001. This decline primarily reflects a sharp reduction in revenues and a lower capacity utilization, offset, in part, by the favorable impact of continued manufacturing improvements associated with operating cost reduction programs implemented as a response to the adverse market conditions during the previous twelve month period. Since December 31, 2001 we made significant efforts to deplete inventory and improve our cash position. Reduced production schedules resulted in an $8.8 million decrease in inventory this quarter, but negatively impacted gross profit as a result of the under-absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million for the three months ended June 30, 2002 as compared to $3.3 million for the three months ended June 30, 2001. If we not incurred a charge of $0.7 million associated with the financial restructuring of the Company during the current three month period and had the impact of the reversal of the accruals for profit sharing and bonuses of $0.5 million for the period ended June 30, 2001, selling, general and administrative expenses would have been $0.7 million lower than last year, reflecting the reduction in workforce and other cost savings initiatives implemented since June 30 2001.

         Restructuring. A restructuring charge of $0.2 million was incurred in the three months ended June 30, 2002 associated with the elimination of certain salaried positions during that period.

         Amortization. As mentioned previously, we adopted SFAS No. 142 effective January 1, 2002 and amortization of goodwill ceased on the effective date. As a result, amortization expense decreased $2.2 million to $0.7 million in the three months ended June 30, 2002, from $2.9 million for the same period ended June 30, 2001.

         Operating Income. As a result of the aforementioned factors, operating income decreased $8.0 million to $0.9 million, or 1.9% of net sales, for the three months ended June 30, 2002 from $8.9 million, or 16.2% of net sales, for the three months ended June 30, 2001.

         Interest Expense. Interest expense increased $0.2 million to $8.6 million in the three months ended June 30, 2002 from $8.4 million in the three months ended June 30, 2001. The increase was a result of a 100 basis point increase in interest rates on our amended senior credit facility that was effective in December 2001, partially offset by lower interest rates on our revolving credit facility as a result of market conditions.

         Other Income, net. Other income was $0.2 million for the quarter ended June 30, 2002, consistent with the quarter ended June 30, 2001.

         Net Income (Loss). As a result of the aforementioned factors, net income decreased $8.2 million to a loss of $7.6 million in the three months ended June 30, 2002, from $0.7 million in income for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Net Sales. Net sales decreased $31.4 million, or 25.3%, to $92.6 million in the six months ended June 30, 2002 from $124.0 million in the six months ended June 30, 2001. This decline reflects primarily the ongoing impact of a severe downturn in the global electronics industry that began during the second quarter of 2001. Our sales to the electronics market declined by 55.4% in the six months ended June 30, 2002 compared to the same period last year. As the results of the second quarter of 2002 indicate, there is still no evidence of a recovery in this industry. Given the length and complexity of the supply chain in this industry, we have little visibility as to when and to what extent demand may recover.

         Gross Profit. Gross profit decreased from 29.6% of net sales for the six months ended June 30, 2001 to 13.7% of net sales for the six months ended June 30, 2002. This decline reflects primarily the sharp reduction in revenue and a lower capacity utilization, offset, in part, by the favorable impact of continued improved manufacturing performances associated with the operating costs reduction programs implemented during the last twelve months in response to the adverse market conditions. Since December 31, 2001 we have made significant efforts to deplete inventory and improve our cash position. Reduced production schedules resulted in a $14.1 million decrease in inventory, but negatively impacted gross profit as a result of the under-absorption of fixed costs. The decrease is also attributable to price erosion that occurred during the first quarter of 2002.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.8 million for the six months ended June 30, 2002 as compared to $7.9 million of net sales for the three months ended June 30, 2001. Had we not incurred a charge of $0.8 million in 2002 associated with the financial restructuring of the Company, such expenses would have been $1.9 million lower than last year, reflecting the reduction in workforce and other cost savings initiatives implemented since June 30, 2001.

         Restructuring. A restructuring charge of $0.2 million was incurred in the six months ended June 30, 2002 associated with the elimination of certain salaried positions during the same period.

         Amortization. As mentioned previously, we adopted SFAS No. 142 effective January 1, 2002 and amortization of goodwill ceased on the effective date. As a result, amortization expense decreased $4.5 million to $1.5 million in the six months ended June 30, 2002, from $6.0 million for the same period ended June 30, 2001.

         Operating Income. As a result of the aforementioned factors, operating income decreased $18.6 million to $4.2 million, or 4.5% of net sales, for the six months ended June 30, 2002 from $22.8 million, or 18.4% of net sales, for the six months ended June 30, 2001.

Interest Expense. Interest expense increased $0.6 million to $17.2 million in the six months ended June 30, 2002 from $16.6 million in the six months ended June 30, 2001. The increase was a result of slightly higher average outstanding borrowings and a 100 basis point increase in interest rates on our amended senior credit facility that was effective in December 2001, partially offset by lower interest rates on our revolving credit facility as a result of prevailing interest rates.

         Other Income, net. Other Income was $0.4 million for the six months ended June 30, 2002, as compared to $0.6 million for the six months ended June 30, 2001. The decrease reflects a $0.6 million decrease in royalty income related to the termination of a licensing arrangement in the first quarter of 2002, partially offset by increases in foreign currency gains related to the strengthening of the euro versus the US dollar in the first half of 2002.

         Cumulative Effect of Adoption of an Accounting Principle. As previously discussed, we adopted SFAS No. 142 effective January 1, 2002 and completed our transitional goodwill impairment test in the second quarter of 2002. We determined that recorded goodwill exceeded its implied fair value. Accordingly, we restated our first quarter results to reflect a non-cash impairment charge of $188.4 million, which is recognized as the cumulative effect of an adoption of accounting principle as of January 1, 2002.

         Net Income (Loss). As a result of the aforementioned factors, net income decreased $207.8 million to a loss of $201.1 million in the six months ended June 30, 2002, from income of $6.7 million in the six months ended June 30, 2001.

Liquidity and Capital Resources

         On December 14, 2001, our senior lenders waived the requirement in our Senior Credit Facility to maintain and meet our Fixed Charge Coverage Ratio and modified our Leverage Ratio and Interest Coverage Ratio to be less restrictive for the quarters ending December 31, 2001 and March 31, 2002 ("Third Amendment"). Absent the Third Amendment, we would have been in violation of certain covenants of our Senior Credit Facility as of December 31, 2001 and March 31, 2002. The amendment also provides for 1) a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; 2) a cap of $50.0 million for amounts borrowed under the revolving credit facility; 3) a $1.75 million and $1.5 million limit on capital spending for the quarters ending December 31, 2001, and March 31, 2002, respectively; and 4) any cash the prohibition of distributions by the Company to our Members until we are in compliance with the original covenants under the Senior Credit Facility.

As we anticipated, we did not comply with certain financial covenants under the Senior Credit Facility for the quarter ended June 30, 2002. As a result, on June 28, 2002, we and our senior lenders entered into a Fourth Amendment to Credit Agreement and Forbearance Agreement (the "Fourth Amendment"), under which our senior lenders have agreed not to exercise acceleration remedies available to them during the term of the agreement, which expired August 13, 2002. The Fourth Amendment requires, among other things: (a) that the Company refrain from paying its July 15, 2002, interest payment on its 9 7/8% Senior Subordinated Notes or any other payment on the Notes; (b) that the borrowing cap on the revolving credit facility be reduced to $45.0 million from its previous cap of $50.0 million; (c) that the Company deliver certain periodic financial reports to its senior lenders and their financial advisors; (d) a limitation on capital spending during the term of the Forbearance Agreement; and (e) monthly interest payments on all senior loans. In addition, the Fourth Amendment required that the Company agree to restrictive covenants with respect to cash balances, investments, and incurrence of additional indebtedness. The Fourth Amendment also required the Company to pay the Senior Lenders forbearance fees of approximately $250,000 and to continue the 100 basis point increase in applicable margin that became effective with the Third Amendment.

On August 13, 2002, we and our senior lenders entered into a Fifth Amendment to Credit Agreement and Forbearance Agreement (the "Fifth Amendment"), under which our senior lenders have agreed not to exercise acceleration remedies available to them during the term of the agreement, which expires September 27, 2002. The Fifth Amendment continues the provisions of the Fourth Amendment and further requires: (a) a reduction in the Revolving

Commitment from $65.0 million to $57.0 million; (b) an additional 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; and (c) an additional fee of approximately $250,000. Although we and our Senior Lenders continue restructuring discussions, an outstanding event of default under the Fifth Amendment would permit the Senior Lenders to declare all amounts outstanding there under to be immediately due and payable, together with accrued and unpaid interest.

Because of the Fourth Amendment and Fifth Amendment, the Company did not pay its $7.4 million interest payment due, on the Notes upon the expiration of a 30-day grace period on August 14, 2002. We are now in default under the indenture governing the Notes and the holders have the right to accelerate the $147.7 million principal amount of the Notes. We have initiated negotiations with a steering committee of the holders of the Notes and intend to continue our efforts to achieve a consensual restructuring of such indebtedness. However, there can be no assurance that the terms of the Notes will be amended or restructured or that the holders of the Notes will not accelerate the total amounts due under the Indenture.

If the Senior Lenders were to accelerate maturity of amounts due under the Senior Credit Facility, or if the holders of the Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and it is unlikely that the Company could obtain sufficient alternative financing. These conditions, together with the Company's net loss in fiscal 2001 and the first half of fiscal 2002 and its deficit in members interest, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

         As a result of these uncertainties, amounts due under the Senior Credit Facility and Notes have been reflected as current liabilities as of June 30, 2002 which results in a significant working capital deficit as of June 30, 2002. We have retained Credit Suisse First Boston as our financial advisor to explore strategic alternatives, including, but not limited to, restructuring our debt and negotiating amendments to the Senior Credit Facility with our lenders. Even though discussions are ongoing, there can be no assurance that we will obtain any necessary amendments and waivers or that we will otherwise be able to refinance our debt on favorable terms, if at all. If restructuring discussions are unsuccessful, all alternatives including a judicial reorganization must be considered.

         Based upon current and anticipated levels of operations and provided that there is no intervening acceleration of our indebtedness either under the Indenture or the Senior Credit Facility, we believe we have sufficient liquidity from our cash flow from operations, combined with our availability under the senior credit facility, to meet our projected cash needs through December 2002. Our future operating performance and ability to extend, restructure or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors beyond our control.

         As of June 30, 2002, we had cash and cash equivalents of $2.2 million and available undrawn commitments under our Senior Credit Facility of $8.4 million, after giving effect to the

$45.0 million revolver borrowing cap under the terms of the Amended Senior Credit Facility. As of June 30, 2002, our net debt was $326.0 million, a decrease of $8.7 million from March 31, 2002. The decrease was primarily the result of an $8.8 million reduction in inventory and reflects our focus on working capital management and cost control.

         At June 30, 2002, we had $328.2 million of debt outstanding at a weighted average interest rate of 9.2%, consisting of $180.5 million under our senior credit facility and $147.7 million under our Notes (net of discount of $2.3 million). The amounts outstanding under our senior credit facility included $34.4 million outstanding under the revolver.

         Net Cash Used in Operating Activities. Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2002, and was primarily the result of net loss of $201.1 million, which includes a cumulative effect of adopting a new accounting principle, a $0.8 million increase in accounts receivable and a $4.0 million decrease in accounts payable and accrued liabilities, offset by a non-cash adjustments of $199.6 million, $14.1 million decrease in inventory and a $1.5 million increase in pension and post retirement. The decline in accounts payable and a decrease in inventory resulted from an initiative to reduce inventory. We expect operating cash flows to improve for the remainder of 2002 as a result of working capital management, particularly through inventory reduction.

         Although some of our customers have suffered from the recent economic downturn, we have not experienced a negative impact on collections. One of our major customers and affiliates, BGF Industries, recently announced it entered into a forbearance agreement until March 31, 2003, with its senior lenders with respect to breaches of certain financial covenants under BGF's senior credit facility. This agreement rescinded BGF lenders payment blockage notice prohibiting BGF from making the required interest payments on its subordinated notes. If BGF is not in the position to comply with the terms of its forbearance agreement, this could result in additional credit risk to the Company as well as reduced sales levels to BGF.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $4.8 million for the six months ended June 30, 2002 and was the result of the payment for capital expenditures incurred during the three months ended June 30, 2002. A significant portion of the capital expenditures was for the buyout of critical manufacturing equipment previously financed under an operating lease.

         Net Cash Provided by Financing Activities. Net cash used by financing activities was $2.4 million for the six months ended June 30, 2002 and was primarily the result of net borrowings under our revolving credit facility of $9.6 million offset by payments on term loans of $11.9 million.

         We derived 22.3% of our net sales in the second quarter of 2002 from products sold in currencies other than the US dollar. The US dollar value of our export sales sometimes varies with currency exchange rate fluctuations. We may therefore be exposed to exchange losses as a result of such fluctuations that could reduce our net income. We have adopted a risk management strategy to use derivative financial instruments including forwards and options to hedge foreign currency exposures. See "Quantitative and Qualitative Disclosures About Market Risk."

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

Disclosure Regarding Forward-Looking Statements

         Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

         . our significant level of indebtedness and limitations on our ability to incur additional debt;
         . our ability to restructure our debt or to obtain additional favorable amendments and waivers to our Senior Credit Facility or that we will otherwise be able to refinance our debt on favorable terms if at all;
         . We are in default under the terms of the indenture governing our Notes and the holders currently have the right to accelerate the principal amount of the Notes.
         . If we are unable to restructure our indebtedness, it is unlikely that we will be able to obtain sufficient alternative funding from other sources, with the result that we will be required to consider judicial reorganization of the Company.
         . the risk that obtaining raw materials and capital equipment services from sources other than Owens Corning would be more costly or require us to change substantively our manufacturing processes;
         .  the risk of conflicts of interest with our equity holders;
         . downturns in the electronics industry and the movement of electronics industry production outside of North America;
         .  our concentrated customer base and the nature of our markets;
         .  a disruption of production at one of our facilities;
         .  foreign currency fluctuations;
         . an easing of import restrictions and duties with respect to glass fabrics;
         .  labor strikes or stoppages;
         . our ability to comply with environmental and safety and health laws and requirements; and
         .  changes in economic conditions generally.

         This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our 2001 Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

         We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking certifications under the Sarbanes-Oxley Act.

         The certification by the Company's chief executive officer and chief financial officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), accompanies this report to the Securities and Exchange Commission as additional correspondence.

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

         We are exposed to market risk related to changes in interest rates on borrowings under our Senior Credit Facility. The Senior Credit Facility bears interest based on LIBOR. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we entered into interest rate swap agreements to manage our exposure to interest rate changes under the Senior Credit Facility. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. Under these agreements, we have secured a fixed LIBOR rate of interest of 4.92% on Term Loan A and 5.04% on the Term Loan B with an aggregate notional amount which is reduced in a manner consistent with the amortization of the principal on our term loans. As of June 30, 2002, we had two interest rate swap agreements effective through September 30, 2003 on a notional amount of $146.1 million, equal to the borrowings outstanding under Term Loans A and B under our Senior Credit Facility. During the quarter ended March 31, 2001, we shortened the duration of our interest rate swaps to September 2003. As a result of this transaction, we received proceeds of $1.1 million, which will be reclassified from accumulated other comprehensive income to earnings over the remaining life of the related debt. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At June 30, 2002, we would have paid approximately $4.3 million to terminate the agreements. A 100 basis point increase in LIBOR would decrease the amount paid by approximately $1.5 million. In contrast, a 100 basis point decrease in LIBOR would increase the amount paid by approximately $1.6 million. The fair value is based on dealer quotes, considering current interest rates.

         Estimated fair value of notes payable. The Senior Credit Facility is a variable-rate debt obligation. Accordingly, the estimated fair value of this debt obligation approximates its book value. As of June 30, 2002, the fair value of the Company's Senior Subordinated Notes was $52.5 million versus a recorded book value of $147.7 million. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on the Company's performance, its credit rating, and changes in interest rates for debt securities with similar terms. As previously discussed, the Company's financial performance has deteriorated due to the global economic downturn that began late in the first quarter of 2001 and was particularly severe in the electronics and industrial market. As a result, the credit ratings on the Company's debt were downgraded in 2001 and 2002 and may be subject to further downgrade.

         We are exposed to foreign currency exchange rate risk mainly as a result of our export sales denominated in the Euro. Our risk management strategy is to use derivative financial instruments, including forwards, swaps, collars and purchased options, to hedge some portion or all of these exposures, in accordance with our financial risk management policy. Our objective is to limit the impact of foreign currency changes on earnings and cash flows. As of June 30, 2002, the notional value of our foreign currency hedging instruments was $8.3 million, and the fair value of these instruments was negative $0.4 million. The potential loss in fair value of such financial instruments from a hypothetical 10% increase in the underlying exchange rate relative to the US dollar would be approximately $0.4 million as of June 30, 2002. The potential gain in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying exchange rate relative to the US dollar would be approximately $0.5 million as of June 30, 2002. The fair value is based on dealer quotes, considering current exchange rates.

         During the quarter ended June 30, 2001, we entered into two natural gas commodity swaps whereby we agreed to pay a fixed price to hedge 579,000 MMBtu's of the commodity. We entered into these swaps to reduce the variability of the cash flows associated with our forecasted purchases of natural gas. One of these contracts matured in December 2001. The remaining contract terminates in December 2002 and provide for a fixed price of $4.14/MMBtu on 184,000 MMBtu's. As of June 30, 2002, the total notional value of the remaining commodity hedging instrument was $0.8 million, and the approximate fair value was negative $0.1 million. The potential loss in fair value of such financial instruments from a hypothetical 10% increase in the underlying commodity price would be approximately $0.1 million as of June 30, 2002. The potential gain in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying commodity price would be approximately $0.1 million as of June 30, 2002. The fair value is based on dealer quotes, considering current commodity prices

         In addition, we are exposed to losses in the event of nonperformance by the counterparties under the derivative agreements. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate swap agreements, we could be required to pay the full rate on our Senior Credit Facility, even if the rate was in excess of the rates in the interest rate swap agreements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADVANCED GLASSFIBER YARNS LLC


                                      /s/ Catherine Cuisson
                                      ------------------------------
                                      Catherine Cuisson
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

Dated: August 19, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AGY CAPITAL CORP.

                                     /s/ Catherine Cuisson
                                     -----------------------------------
                                     Catherine Cuisson
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

Dated: August 19, 2002