Form 10-Q/A
period 2002-06-30
AGY CAPITAL CORP; ADVANCED GLASSFIBER YARNS LLC
filed 2002-08-20
CIK 1078392, 1078420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A
                                (Amendment No. 1)

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

     As of August 20, 2002, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          ADVANCED GLASSFIBER YARNS LLC
            QUARTERLY REPORT FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                TABLE OF CONTENTS

This Form 10-Q/A (Amendment No. 1) is being filed to incorporate certain edits and modifications that were inadvertently omitted from the submission yesterday, August 19, 2002.

                                                                                     Page No.
                                                                                     --------
Part I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (unaudited)                                  1

          Consolidated Balance Sheets as of June 30, 2002 (unaudited)
          and December 31, 2001                                                          1

          Consolidated Statements of Operations                                          2
                 For the three months ended June 30, 2002 and 2001 (unaudited)           2
                 For the six months ended June 30, 2002 and 2001 (unaudited)             2

          Consolidated Statements of Comprehensive Income                                3
                 For the three months ended June 30, 2002 and 2001 (unaudited)           3
                 For the six months ended June 30, 2002 and 2001 (unaudited)             3

          Consolidated Statements of Cash Flows                                          4
                 For the six months ended June 30, 2002 and 2001 (unaudited)             4

          Notes to the Consolidated Financial Statements                                 5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                 14
                 Overview                                                               14
                 Results of Operations                                                  15
                 Liquidity and Capital Resources                                        19
                 Disclosure Regarding Forward-Looking Statements                        22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                    24

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

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

2.   Liquidity and Financial Condition

     The Company has experienced declines in sales to the electronics industry (a significant market segment of the Company's business) since the economic downturn that began during the second quarter 2001. As a result, during the second half of 2001, the Company significantly lowered production levels and implemented workforce reductions and other cost saving initiatives. During the first three months of 2002, the Company believed that the economic recovery in the electronics industry had begun, based on the fact that sales to the electronics industry increased by 102.2% in the first quarter of 2002 compared to the last quarter of 2001. However, sales in the electronics industry in the second quarter of 2002 remain unchanged as compared to the first quarter of 2002, further indicating that there is still no evidence of a substantial recovery in this industry. The Company continues to have little visibility as to when and to what extent demand may recover. The Company has continued to operate at reduced production schedules in order to decrease inventory levels, increase cash flows and maintain its other cost saving initiatives. The Company's plan is to continue these efforts until such time as sales levels increase.

As discussed in Note 7, the Company has entered into a Forbearance Agreement with its Senior Lenders and is in default under the Indenture governing its 9 7/8% Senior Subordinate Notes due 2009. These conditions, together with the Company's net loss in fiscal 2001 and the first half of fiscal 2002 and its deficit in members' interest, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Although some of our customers have suffered from the recent economic downturn, we have not experienced a negative impact on collections. One of our major customers and affiliate BGF Industries, recently announced it entered into a forbearance agreement until March 31, 2003, with its senior lenders with respect to breaches of certain financial covenants under BGF's senior credit facility. This agreement rescinded BGF's lenders' payment blockage notice prohibiting BGF from making the required interest payments on its subordinated notes. BGF's current financial position could result in additional credit risk to the Company as well as reduced sales levels to BGF.

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
                                                         ============           ==============

     During the second quarter of 2002, the Company revised its estimates of the depreciable lives on certain fixed assets. This resulted in additional depreciation expense of $1.3 million, which is included in cost of goods sold and a credit of $0.2 million, which is included in selling, general and administrative expenses.

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
                                                               =======                  =======

      The second quarter reduction in the restructuring liability was for the salary and benefits of employees terminated in the fourth quarter of 2001. The restructuring reserve was increased in the second quarter of 2002 to recognize the liability associated with the elimination of certain salary positions. Activity in the restructuring liability consists of the following:

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

The Company defaulted on certain financial covenants under the Senior Credit Facility as of June 30, 2002. Therefore and prior to being in default, the Company entered into Fourth and Fifth Amendments to the Senior Credit Facility and Forbearance Agreements, under which senior lenders have agreed to forbear exercising acceleration rights and remedies under such credit facility until September 27, 2002 while the parties continue restructuring discussions. Certain provisions of the Fifth Amendment include (A) a reduction in the Company's revolving commitment from $65.0 to $57.0 million; (B) a $45.0 million borrowing cap on the revolving facility; and (C) an additional 100 basis point increase in the interest spread payable over LIBOR for advances under the Senior Credit Facility. Additionally, the Fourth and Fifth Amendments and Forbearance Agreements require the Company to refrain from making the $7.4 million interest payment on its 9 7/8% Senior Subordinated Notes due 2009 (the "Notes") that was due upon the expiration of a 30-day grace period on August 14, 2002 under the indenture governing the Notes. As of August 14, 2002, the Company is in default under the terms of the indenture governing the Notes, and the holders have the right to accelerate the entire $150.0 million indebtedness of the Notes. The Company has initiated negotiations with a steering committee of the holders of the Notes and intends to continue its efforts to achieve a consensual restructuring of such indebtedness. However, there can be no assurance that the terms of the Notes will be amended or restructured or that the holders of the Notes will not accelerate amounts due under the Indenture. As a result of these uncertainties, amounts due under the Senior Credit Facility and Notes have been reflected as current liabilities in the consolidated balance sheet, which results in a significant working capital deficit.

The Company has retained Credit Suisse First Boston as its financial advisor to explore strategic alternatives, including, but not limited to, restructuring its debt and negotiating amendments to the Senior Credit Facility with the Company's lenders and negotiating with the Steering Committee of the holders of our Notes. Even though discussions are ongoing, there can be no assurance that the Company will obtain any necessary amendments or waivers or that the Company will otherwise be able to refinance its debt on favorable terms, or at all. If restructuring discussions are unsuccessful, all alternatives, including a judicial reorganization, must be considered.

8.   Segment Information

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
                              =========        =========        =========       =========

9.   Accounting for Derivatives

        Gains and losses on derivatives qualifying as cash flow hedges are recorded in Other Comprehensive Income (OCI) to the extent that the hedges are effective or until the underlying transactions are recognized in earnings. As of June 30, 2002, the net derivative loss in OCI was $4.0 million. During the second quarter of 2002, $1.3 million of accumulated losses were reclassified from OCI to earnings, of which a $1.1 million loss was recorded in interest expense, a $0.1 million loss was recorded in cost of sales and a $0.1 million loss was recorded in other income. The ineffective portion of changes in fair values of hedge positions reported in second quarter 2002 earnings was immaterial. As of June 30, 2002, the Company expects to reclassify $4.6 million of net losses on derivative instruments during the next twelve months from OCI to earnings due to payments on its interest rate swaps, actual export sales, and purchases of natural gas.

        A summary of the amounts included in the accumulated other comprehensive income is shown below (unaudited):

                                                                         Commodity    Interest-Rate    Accumulated
                                              Options       Forwards       Swaps         Swaps             OCI
                                             ----------    -----------   ---------    -------------    ------------
  Balance at December 31, 2000              $         -   $          -  $        -   $            -   $           -
  January 1, 2001, transition adjustment              -            136           -           (4,200)         (4,064)
  Current period changes in value                  (102)            (2)        468            3,036           3,400
  Reclassification to earnings                      (93)          (170)          -              739             476
                                             ----------    -----------   ---------    -------------    ------------
  Balance at June 30, 2001                  $      (195)  $        (36) $      468   $         (425)  $        (188)
                                             ----------    -----------   ---------    -------------    ------------

  Balance at December 31, 2001              $         -   $          -  $      518   $        3,506   $       4,024
  Current period changes in value                   (14)           (41)       (158)            (198)           (411)
  Reclassification to earnings                       (8)            21        (165)          (1,131)         (1,283)
                                             ----------    -----------   ---------    -------------    ------------
  Balance at March 31, 2002                         (22)           (20)        195            2,177           2,330
                                             ----------    -----------   ---------    -------------    ------------
  Current period changes in value                    64            464          11            2,440           2,979
  Reclassification to earnings                      (50)          (144)        (72)          (1,076)         (1,342)
                                             ----------    -----------   ---------    -------------    ------------
  Balance at June 30, 2002                  $        (8)  $        300  $      134   $        3,541   $       3,967
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

Our business continued to experience a significant sales decline in the second quarter of 2002 due to the ongoing impact of a severe downturn in the global electronics industry that began during the second quarter of 2001. As a result, we have defaulted on covenants under our Senior Credit Facility and Senior Subordinated Notes. We are operating under a Forbearance Agreement with our Senior Lenders and have initiated negotiations with certain holders of the Notes in an effort to achieve a consensual restructuring of such indebtedness.

Additionally, effective in the first quarter of 2002, the Company adopted the provisions of SFAS 142 and recorded a non-cash impairment charge on goodwill totaling $188.4 million.

     Results of Operations

         The following table summarizes our historical results of operations as a percentage of net sales:

                                                                        For the Three Months              For the Six Months
                                                                           Ended June 30,                   Ended June 30,
                                                                  ------------------------------     ----------------------------
                                                                     2002               2001           2002              2001
                                                                  ------------------------------     ----------------------------
                                                                           (unaudited)                       (unaudited)
Net sales                                                               100.0 %           100.0 %        100.0 %           100.0 %
Cost of goods sold                                                       88.3 %            72.6 %         86.3 %            70.4 %
                                                                  ------------       -----------     ----------        ----------
      Gross profit                                                       11.7 %            27.4 %         13.7 %            29.6 %
Selling, general and
    administrative expenses                                               7.9 %             6.0 %          7.3 %             6.4 %
Restructing                                                               0.4 %               - %          0.2 %               - %
Amortization                                                              1.5 %             5.2 %          1.7 %             4.8 %
                                                                  ------------       -----------     ----------        ----------
     Operating income                                                     1.9 %            16.2 %          4.5 %            18.4 %
Interest expense                                                         18.0 %            15.1 %         18.6 %            13.4 %
Other income, net                                                        (0.2)%            (0.4)%         (0.4)%            (0.5)%
                                                                  ------------       -----------     ----------        ----------
    Income (loss) before taxes                                          (15.9)%             1.5 %        (13.7)%             5.5 %
Income tax expense                                                        0.0 %             0.2 %            - %             0.1 %
                                                                  ------------       -----------     ----------        ----------
    Income (loss) before adoption of an accounting principle            (15.9)%             1.3 %        (13.7)%             5.4 %
Cumulative effect of adoption of an accounting principle                    - %               - %       (203.5)%               - %
                                                                  ------------       -----------     ----------        ----------
    Net income (loss)                                                   (15.9)%             1.3 %       (217.2)%             5.4 %
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

         Gross Profit. Gross profit decreased $9.5 million to $5.6 million, or 11.7% of net sales, for the three months ended June 30, 2002 versus $15.1 million, or 27.4% of net sales, for the three months ended June 30, 2001. This decline primarily reflects a sharp reduction in revenues, resulting in part from price erosions that occurred during the first quarter of 2002, and a lower capacity utilization, offset, in part, by the favorable impact of continued manufacturing improvements associated with operating cost reduction programs implemented as a response to the adverse market conditions during the previous twelve month period. Since December 31, 2001 we made significant efforts to deplete inventory and improve our cash position. Reduced production schedules resulted in an $8.8 million decrease in inventory this quarter, but negatively impacted gross profit as a result of the under-absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million for the three months ended June 30, 2002 as compared to $3.3 million for the three months ended June 30, 2001. If we had not incurred a charge of $0.7 million associated with the financial restructuring of the Company during the current three month period and excluding the impact of the reversal of the accruals for profit sharing and bonuses of $0.5 million for the period ended June 30, 2001, selling, general and administrative expenses would have been $0.7 million lower than last year, reflecting the reduction in workforce and other cost savings initiatives implemented since June 30, 2001.

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

         Net Income (Loss). As a result of the aforementioned factors, net income decreased $8.2 million to a loss of $7.6 million in the three months ended June 30, 2002, from $0.6 million in income for the three months ended June 30, 2001.

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

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.8 million for the six months ended June 30, 2002 as compared to $7.9 million for the three months ended June 30, 2001. If we had not incurred a charge of $0.8 million in 2002 associated with the financial restructuring of the Company, such expenses would have been $1.9 million lower than last year, reflecting the reduction in workforce and other cost savings initiatives implemented since June 30, 2001.

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

Liquidity and Capital Resources

         On December 14, 2001, our senior lenders waived the requirement in our Senior Credit Facility to maintain and meet our Fixed Charge Coverage Ratio and modified our Leverage Ratio and Interest Coverage Ratio to be less restrictive for the quarters ending December 31, 2001 and March 31, 2002 ("Third Amendment"). Absent the Third Amendment, we would have been in violation of certain covenants of our Senior Credit Facility as of December 31, 2001 and March 31, 2002. The amendment also provides for 1) a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; 2) a cap of $50.0 million for amounts borrowed under the revolving credit facility; 3) a $1.75 million and $1.5 million limit on capital spending for the quarters ending December 31, 2001, and March 31, 2002, respectively; and 4) the prohibition of any cash distributions by the Company to our Members until we are in compliance with the original covenants under the Senior Credit Facility.

We did not comply with certain financial covenants under the Senior Credit Facility for the quarter ended June 30, 2002. Therefore and prior to being in default, on June 28, 2002, we and our senior lenders entered into a Fourth Amendment to Credit Agreement and Forbearance Agreement (the "Fourth Amendment"), under which our senior lenders have agreed not to exercise acceleration remedies available to them during the term of the agreement, which expired August 13, 2002. The Fourth Amendment requires, among other things: (a) that the Company refrain from paying its July 15, 2002, interest payment on its 9 7/8% Senior Subordinated Notes (the "Notes") or any other payment on the Notes; (b) that the borrowing cap on the revolving credit facility be reduced to $45.0 million from its previous cap of $50.0 million; (c) that the Company deliver certain periodic financial reports to its senior lenders and their financial advisors; (d) a limitation on capital spending during the term of the Forbearance Agreement; and (e) monthly interest payments on all senior loans. In addition, the Fourth Amendment required that the Company agree to restrictive covenants with respect to cash balances, investments, and incurrence of additional indebtedness. The Fourth Amendment also required the Company to pay the Senior Lenders forbearance fees of approximately $250,000 and to continue the 100 basis point increase in applicable margin that became effective with the Third Amendment.

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

Because of the Fourth Amendment and Fifth Amendment, the Company did not pay its $7.4 million interest payment due on the Notes upon the expiration of a 30-day grace period on August 14, 2002. We are now in default under the indenture governing the Notes and the holders have the right to accelerate the $150.0 million principal amount of the Notes. We have initiated negotiations with a steering committee of the holders of the Notes and intend to continue our efforts to achieve a consensual restructuring of such indebtedness. However, there can be no assurance that the terms of the Notes will be amended or restructured or that the holders of the Notes will not accelerate the total amounts due under the Indenture.

If the Senior Lenders were to accelerate maturity of amounts due under the Senior Credit Facility, or if the holders of the Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and it is unlikely that the Company could obtain sufficient alternative financing. As a result of these uncertainties, amounts due under the Senior Credit Facility and Notes have been reflected as current liabilities as of June 30, 2002, which results in a significant working capital deficit as of June 30, 2002. These conditions, together with the Company's net loss in fiscal 2001 and the first half of fiscal 2002 and its deficit in members interest, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

We have retained Credit Suisse First Boston as our financial advisor to explore strategic alternatives, including, but not limited to, restructuring our debt and negotiating amendments to the Senior Credit Facility with our lenders and negotiating with the Steering Committee of the holders of our Notes. Even though discussions are ongoing, there can be no assurance that we will obtain any necessary amendments and waivers or that we will otherwise be able to refinance our debt on favorable terms, or at all. If restructuring discussions are unsuccessful, all alternatives, including a judicial reorganization, must be considered.

Based upon current and anticipated levels of operations, assuming no payment of interest on the Notes and provided that there is no intervening acceleration of our indebtedness either under the Indenture or the Senior Credit Facility, we believe we have sufficient liquidity from our cash flow from operations, combined with our availability under the senior credit facility, to meet our projected cash needs through December 2002. Our future operating performance and ability to extend, restructure or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors beyond our control.

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

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2002, and was primarily the result of net loss of $201.1 million, which includes a cumulative effect of adopting a new accounting principle, a $0.8 million increase in accounts receivable and a $4.0 million decrease in accounts payable and accrued liabilities, offset by non-cash adjustments of $199.7 million, $14.1 million decrease in inventory and a $1.5 million increase in pension and post retirement. The decline in accounts payable and a decrease in inventory resulted from an initiative to reduce inventory. We expect operating cash flows to improve for the remainder of 2002 as a result of working capital management, particularly through inventory reduction.

Although some of our customers have suffered from the recent economic downturn, we have not experienced a negative impact on collections. One of our major customers and affiliates, BGF Industries, recently announced it entered into a forbearance agreement until March 31, 2003, with its senior lenders with respect to breaches of certain financial covenants under BGF's senior credit facility. This agreement rescinded BGF's lenders payment blockage notice prohibiting BGF from making the required interest payments on its subordinated notes. BGF's current financial position could result in additional credit risk to the Company as well as reduced sales levels to BGF.

Net Cash Used in Investing Activities. Net cash used in investing activities was $4.8 million for the six months ended June 30, 2002 and was the result of the payment for capital expenditures incurred during the three months ended June 30, 2002. A significant portion of the capital expenditures was for the buyout of critical manufacturing equipment previously financed under an operating lease. We anticipate capital expenditures to be $2.0 million for the second half of 2002.

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

Disclosure Regarding Forward-Looking Statements

         Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

         . our significant level of indebtedness and limitations on our ability to incur additional debt;
         . our ability to restructure our debt or to obtain additional favorable amendments and waivers to our Senior Credit Facility or that we will otherwise be able to refinance our debt on favorable terms or at all;
         . we are in default under the terms of the indenture governing our Notes and the holders currently have the right to accelerate the principal amount of the Notes;
         . if we are unable to restructure our indebtedness, it is unlikely that we will be able to obtain sufficient alternative funding from other sources, with the result that we will be required to consider judicial reorganization of the Company;
         . the current financial position of BGF Industries, one of our major customers and affiliates, could result in additional credit risk and lower sales to BGF Industries;
         . the risk that obtaining raw materials and capital equipment services from sources other than Owens Corning would be more costly or require us to change substantively our manufacturing processes;
         .  the risk of conflicts of interest with our equity holders;
         . downturns in the electronics industry and the movement of electronics industry production outside of North America;
         .  our concentrated customer base and the nature of our markets;
         .  a disruption of production at one of our facilities;
         .  foreign currency fluctuations;
         . an easing of import restrictions and duties with respect to glass fabrics;
         .  labor strikes or stoppages;
         . our ability to comply with environmental and safety and health laws and requirements; and
         .  changes in economic conditions generally.

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

                  Certification Under the Sarbanes - Oxley Act

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

Estimated fair value of notes payable. The Senior Credit Facility is a variable-rate debt obligation. Accordingly, the estimated fair value of this debt obligation approximates its book value. As of June 30, 2002, the fair value of the Company's Senior Subordinated Notes was $52.5 million versus a recorded book value of $147.7 million. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on the Company's performance, its credit rating, and changes in interest rates for debt securities with similar terms. As previously discussed, the Company's financial performance has deteriorated due to the global economic downturn that began in the second quarter of 2001 and was particularly severe in the electronics market. As a result, the credit ratings on the Company's debt were downgraded in 2001 and 2002 and may be subject to further downgrade.

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

Dated: August 20, 2002

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

Dated: August 20, 2002