Form 10-Q
period 2002-09-30
AGY CAPITAL CORP; ADVANCED GLASSFIBER YARNS LLC
filed 2002-11-19
CIK 1078392, 1078420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                        Commission File No. 333-72305-01
                                AGY Capital Corp.
             (Exact name of registrant as specified in its charter)

  Delaware                          3229                        57-1072917
  (State of            (Primary Standard Industrial          (I.R.S. Employer
incorporation)          Classification Code Number)         Identification No.)

                    2558 Wagener Road, Aiken, South Carolina
              (Address of registrants' principal executive office)

                                      29801
                                   (Zip Code)

               Registrants' telephone number, including area code:
                                 (803) 643-1501

                             ---------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days.  Yes   X    No ___
                                                     ---

As of November 19, 2002, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          ADVANCED GLASSFIBER YARNS LLC
         QUARTERLY REPORT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS

                                                                                         Page No.
                                                                                         --------
Part I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                                                 1

           Consolidated Balance Sheets as of September 30, 2002 (unaudited)
           and December 31, 2001                                                             1

           Consolidated Statements of Operations                                             2
                For the three months ended September 30, 2002 and 2001 (unaudited)           2
                For the nine months ended September 30, 2002 and 2001 (unaudited)            2

           Consolidated Statements of Comprehensive Income                                   3
                For the three months ended September 30, 2002 and 2001 (unaudited)           3
                For the nine months ended September 30, 2002 and 2001 (unaudited)            3

           Consolidated Statements of Cash Flows                                             4
                For the nine months ended September 30, 2002 and 2001 (unaudited)            4

           Notes to the Consolidated Financial Statements                                    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                    16
                Overview                                                                    16
                Results of Operations                                                       17
                Liquidity and Capital Resources                                             21
                Cautionary Statements Regarding Forward-Looking Statements                  25
                Certification Under the Sarbanes-Oxley Act                                  26

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                       27

Item 4.    Controls and Procedures                                                          29

Part II.   OTHER INFORMATION                                                                30

Item 5.    Defaults Upon Senior Securities                                                  30

Item 6.    Exhibits and Reports on Form 8-K                                                 30

Signatures                                                                                  32
Statement of Officers                                                                       34
Certifications                                                                              38

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          ADVANCED GLASSFIBER YARNS LLC
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                                September 30,     December 31,
                                                                                                    2002              2001
                                                                                                -------------   ---------------
                                                                                                (unaudited)
                      ASSETS

Current assets:
  Cash and cash equivalents                                                                     $      4,314    $           100
  Trade accounts receivable less allowance of $1,118 and $1,102, respectively                         10,623             13,392
  Inventories, net (Note 3)                                                                           25,956             43,847
  Other current assets                                                                                 3,565              3,188
                                                                                                ------------    ---------------
    Total current assets                                                                              44,458             60,527
                                                                                                ------------    ---------------
Net property, plant and equipment (Note 4)                                                           134,075            142,191
Intangible assets, net (Note 5)                                                                       17,825            209,622
Other non-current assets                                                                                   -                145
                                                                                                ------------    ---------------
    Total assets                                                                                $    196,358    $       412,485
                                                                                                ============    ===============

              LIABILITIES AND MEMBERS' INTEREST (DEFICIT)

Current liabilities:
  Accounts payable                                                                              $     11,106    $        16,205
  Accrued liabilities (Note 6)                                                                        28,817             24,201
  Current portion of long-term debt, net of discount of $2,218 and
    $2,392, respectively (Note 7)                                                                    323,946            330,441
                                                                                                ------------    ---------------
    Total current liabilities                                                                        363,869            370,847
                                                                                                ------------    ---------------
Deferred distribution                                                                                 13,018             11,435
Pension and other employee benefit plans                                                              27,906             25,753
Other non-current liabilities                                                                              -                413
                                                                                                ------------    ---------------
    Total liabilities                                                                                404,793            408,448
                                                                                                ------------    ---------------

Commitments and contingencies                                                                              -                  -

Members' interest (deficit)                                                                         (208,435)             4,037
                                                                                                ------------    ---------------
    Total liabilities and members' interest (deficit)                                           $    196,358    $       412,485
                                                                                                ============    ===============

    The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                      For the Three Months         For the Nine Months
                                                                      Ended September 30,          Ended September 30,
                                                                   -------------------------   ---------------------------
                                                                      2002         2001            2002           2001
                                                                   -------------------------   ---------------------------
                                                                          (unaudited)                  (unaudited)
Net sales                                                          $    40,337   $    48,894   $    132,966    $   172,859
Cost of goods sold                                                      34,934        36,216        114,810        123,509
                                                                   -----------   -----------   ------------    -----------
  Gross profit                                                           5,403        12,678         18,156         49,350
Selling, general and administrative expenses                             5,090         3,252         11,910         11,165
Restructuring                                                              117             -            340              -
Amortization                                                               733         2,901          2,198          8,861
                                                                   -----------   -----------   ------------    -----------
  Operating income (loss)                                                 (537)        6,525          3,708         29,324
Interest expense                                                         9,075         8,285         26,314         24,887
Other income (loss), net                                                   178          (254)          (181)          (840)
                                                                   -----------   -----------   ------------    -----------
  Income (loss) before income taxes and adoption of an
    accounting principle                                                (9,790)       (1,506)       (22,425)         5,277
Income tax expense                                                           2             8             24            100
                                                                   -----------   -----------   ------------    -----------
  Income (loss) before adoption of an accounting principle              (9,792)       (1,514)       (22,449)         5,177
Cumulative effect of adoption of an accounting
    principle (Note 5)                                                       -             -        188,418              -
                                                                   -----------   -----------   ------------    -----------
  Net income (loss)                                                $    (9,792)  $    (1,514)  $   (210,867)   $     5,177
                                                                   ===========   ===========   ============    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (dollars in thousands)

                                               For the Three Months         For the Nine Months
                                               Ended September 30,          Ended September 30,
                                             ------------------------  ---------------------------
                                                2002          2001         2002            2001
                                             ------------------------  ---------------------------
                                                    (unaudited)                (unaudited)
Net income (loss)                            $  (9,792)    $  (1,514)  $  (210,867)      $   5,177
Other comprehensive income (loss):
  Currency hedges-options                           (8)         (171)            -              24
  Currency hedges-forwards                         175           (36)         (125)              -
  Commodity swaps                                  124          (250)          508            (718)
  Interest rate swaps                             (193)       (4,983)         (228)         (4,558)
  Foreign currency translation                     (52)          (19)           27             (70)
                                             ---------     ---------   -----------       ---------
Comprehensive income (loss)                  $  (9,746)    $  (6,973)  $  (210,685)      $    (145)
                                             =========     =========   ===========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                ---------------------------
                                                                                    2002            2001
                                                                                ---------------------------
                                                                                         (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                             $ (210,867)       $   5,177
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of adoption of an accounting principle                      188,418                -
     Depreciation                                                                   12,029           10,993
     Amortization of debt issuance costs                                             1,725            1,310
     Amortization of goodwill and other intangibles                                  2,198            8,861
     Amortization of discount on notes                                                 175              167
     Alloy usage                                                                       558            1,474
  Changes in assets and liabilities:
     Trade accounts receivable, net                                                  2,778           11,638
     Inventories                                                                    17,892          (15,258)
     Other assets                                                                     (368)           4,636
     Accounts payable                                                               (4,433)          (8,432)
     Accrued liabilities                                                             4,146           (4,411)
     Pension and post-retirement                                                     2,153            2,143
                                                                                ----------        ---------
          Net cash provided by operating activities                                 16,404           18,298
                                                                                ----------        ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                         (5,006)         (13,235)
  Proceeds from sale of fixed assets                                                     -            1,513
  Other                                                                                (23)             (43)
                                                                                ----------        ---------
          Net cash used in investing activities                                     (5,029)         (11,765)
                                                                                ----------        ---------
Cash flows from financing activities:
  Proceeds from revolving credit facility                                           59,600           65,100
  Payments on revolving credit facility                                            (54,300)         (58,800)
  Payments on capital lease                                                            (82)             (76)
  Payments on term loans                                                           (11,888)         (13,050)
  Proceeds from interest rate swap                                                       -            1,118
  Distribution to Owens Corning                                                          -           (4,033)
  Deferred financing costs                                                            (521)               -
                                                                                ----------        ---------
             Net cash used in financing activities                                  (7,191)          (9,741)
                                                                                ----------        ---------
  Effect of exchange rate on cash                                                       30               (9)
                                                                                ----------        ---------
Net decrease in cash and cash equivalents                                            4,214           (3,217)
                                                                                ----------        ---------
Cash and cash equivalents, beginning of period                                         100            4,054
                                                                                ----------        ---------
Cash and cash equivalents, end of period                                        $    4,314        $     837
                                                                                ==========        =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                        $   20,363        $  26,552
                                                                                ==========        =========
Supplemental disclosure of non-cash financing/investing activities:
  Decrease in property and equipment financed in accrueds                       $     (676)       $  (2,489)
                                                                                ==========        =========
  Increase/(decrease) in fair value of interest rate swaps and derivatives      $      155        $  (6,210)
                                                                                ==========        =========
  Deferred distribution - Porcher                                               $      911        $   3,979
                                                                                ==========        =========
  Current distribution - Owens Corning                                          $      876        $       -
                                                                                ==========        =========

         The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except as otherwise indicated)


 1.      Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Advanced Glassfiber Yarns LLC (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 2001, in our 2001 Annual Report on Form 10-K.

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

AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes"). Separate financial statements or consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

As discussed in Note 5, amortization expense was understated by $0.7 million during the first quarter of 2002. As such, the first quarter 2002 results have been restated to reflect the correction of this error.

As discussed in Note 5, the Company adopted the provisions of SFAS No. 142 during 2002.

Certain amounts contained in the Company's consolidated financial statements for prior periods have been reclassified to conform to the current presentation.

2. Liquidity and Financial Condition

The Company has experienced declines in sales to the electronics industry (a significant market segment of the Company's business) since the economic downturn that began during the second quarter of 2001. As a result, during the second half of 2001, the Company significantly lowered production levels and implemented workforce reductions and other cost saving initiatives. During the first three months of 2002, the Company believed that the economic recovery in the electronics industry had begun, based on the fact that sales to the electronics industry increased by 102.2% in the first quarter of 2002 compared to the last quarter of 2001. However, sales to the electronics industry in the third quarter of 2002 decreased compared to the first and second quarters of 2002, indicating that there is still no substantial recovery in this industry.

The Company continues to have little visibility as to when and to what extent demand may recover. The Company has continued to reduce its production schedules and subsequent to the end of the third quarter, the Company furloughed additional production employees thereby bringing the total number of employees furloughed since January 1, 2002 to 80 employees. This measure was taken in order to further decrease inventory levels, improve cash flows and maintain other cost saving initiatives. Additionally, the Company hired Carl Marks Consulting Group LLC, a restructuring firm, and is considering other cost savings alternatives, including the reorganization of its operations.

As discussed in Note 7, the Company has entered into several Amendments and Forbearance Agreements with its senior lenders and is in default under the Indenture governing the Subordinated Notes. These conditions, together with the Company's net loss in 2001 and the first nine months of 2002 and its deficit in members' interest, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or liabilities that may result from the outcome of this uncertainty.

Although some of our customers have suffered from the recent economic downturn, we have not experienced a negative impact on collections. One of our major customers and an affiliate of ours, BGF Industries, announced in the second quarter of 2002 that it entered into a forbearance agreement, until March 31, 2003, with its senior lenders with respect to breaches of certain financial covenants under BGF's senior credit facility. Sales to BGF were $3.5 million and $12.1 million for the three months and nine months ended September 30, 2002, respectively. Additionally, one of the Company's major customers is completing its transition of sourcing a significant portion of its construction products to its parent company. Sales to this customer amounted to $2.9 million and $10.2 million for the three months and nine months ended September 30, 2002, respectively.

3.       Inventories, net

         Inventories consist of the following:

                                                                      September 30,           December 31,
                                                                         2002                    2001
                                                                    ---------------        ----------------
                                                                      (unaudited)
         Finished goods                                             $        21,182        $         37,973
         Materials and supplies                                               4,774                   5,874
                                                                    ---------------        ----------------
             Total inventories, net                                 $        25,956        $         43,847
                                                                    ===============        ================


4.       Net Property, Plant and Equipment

Net property, plant and equipment consist of the following:


                                                                      September 30,           December 31,
                                                                          2002                    2001
                                                                    ---------------        ----------------
                                                                      (unaudited)
             Land                                                   $           827        $            827
             Building and leasehold improvements                             27,492                  27,028
             Machinery and equipment                                        130,753                 123,375
             Construction in progress                                         2,354                   5,725
                                                                    ---------------        ----------------
               Gross property, plant and equipment                          161,426                 156,955
                                                                    ---------------        ----------------
               Less: accumulated depreciation                               (56,459)                (44,430)
             Alloy metals                                                    29,108                  29,666
                                                                    ---------------        ----------------
                  Total net property, plant and equipment           $       134,075        $        142,191
                                                                    ===============        ================


During the second quarter of 2002, we revised our estimates of the depreciable lives of certain fixed assets. For the nine months ended September 30, 2002, this resulted in additional depreciation expense of $1.3 million, which is included in cost of goods sold, and a decrease of depreciation expense of $0.2 million, which is included in selling, general and administrative expenses.

5.    Intangible Assets, net

As of September 30, 2002, and December 31, 2001, the Company's intangible assets and related accumulated amortization consisted of the following:

                                                       September 30, 2002                            December 31, 2001
                                           ------------------------------------------    ------------------------------------------
                                                          (unaudited)
                                 Useful
                                  Life                    Accumulated                                   Accumulated
                                 (Years)      Gross       Amortization        Net           Gross       Amortization        Net
                                ---------  -----------   --------------   -----------    -----------   --------------   -----------
Intangible assets
subject to amortization:
Customer list                   25 Years   $       230   $           37   $       193    $       230   $           37   $       193
Patents and trademarks          8 Years         20,249           10,075        10,174         20,227            8,178        12,049
Debt issuance costs             6-10 Years      13,348            6,290         7,058         13,596            5,334         8,262
Covenant not to compete         5 Years          2,000            1,600           400          2,000            1,300           700
                                           -----------   --------------   -----------    -----------   --------------   -----------
  Total intangible assets
    subject to amortization                     35,827           18,002        17,825         36,053           14,849        21,204

Intangible assets not
subject to amortization:
Goodwill                                             -                -             -        216,392           27,974       188,418
                                           -----------   --------------   -----------    -----------   --------------   -----------

  Total intangible assets not
    subject to amortization                          -                -             -        216,392           27,974       188,418
                                           -----------   --------------   -----------    -----------   --------------   -----------
Total intangible assets                    $    35,827   $       18,002   $    17,825    $   252,445   $       42,823   $   209,622
                                           ===========   ==============   ===========    ===========   ==============   ===========

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill on that date. SFAS No. 142 requires that an intangible asset that is acquired should be initially recognized and measured based on its fair value. SFAS No. 142 also provides that goodwill should not be amortized, but should be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to carrying amount. The Company completed its transitional goodwill impairment test in the second quarter of 2002. In performing this test, the Company estimated the fair value of its intangible assets, considering market valuations and the recent adverse changes in business conditions. Based on this analysis, the Company determined that recorded goodwill exceeded its implied fair value. Accordingly, the Company recorded a non-cash impairment charge of $188.4 million, which is recognized as the cumulative effect of adoption of an accounting principle in the Consolidated Statement of Operations in 2002. Net income for the three and nine months ended September 30, 2001, exclusive of amortization of goodwill, was $1.6 million and $11.8 million, respectively.

The provisions of SFAS No. 142 allowed the Company to finalize its transitional impairment testing during 2002 subsequent to the date of adoption of SFAS No.
142. As a result of the impairment charge recognized under the transitional impairment test, the Company restated its first quarter results to reflect the charge as of January 1, 2002, the date of adoption of SFAS No. 142.

Additionally, the first quarter 2002 results have been restated to reflect the correction of an error that understated amortization expense by approximately $0.7 million as well as the implementation of SFAS No. 142, which resulted in an impairment charge of $188.4 million. As a result, the restated first quarter 2002 net loss was $193.5 million, as compared to the loss of $4.4 million previously reported.

The Company recorded amortization expense, including the write-off of debt issuance costs, on the above intangibles of $1.6 million during the third quarter of 2002. If the Company had adopted SFAS No. 142 in 2001, the Company would have recorded amortization expense of $1.2 million during the third quarter of 2001. Based on the current amount of intangible assets subject to amortization and assuming there is no further impairment, the estimated amortization expense for each of the succeeding five years would be as follows:
2002: $5.2 million; 2003: $4.9 million; 2004: $4.8 million; 2005: $4.0 million;
and 2006: $2.9 million.

As a result of the decrease in the revolver borrowing cap implemented in conjunction with the Amendments and Forbearance Agreements described in Note 7, the Company wrote off debt issuance cost of $0.3 million during the third quarter of 2002.

6.    Accrued Liabilities

Accrued liabilities consist of the following:

                                                          September 30,     December 31,
                                                              2002              2001
                                                         ---------------   --------------
                                                           (unaudited)
      Vacation                                           $         2,691   $        2,743
      Interest                                                    10,646            6,923
      Real and personal property taxes                             2,522            1,501
      Incentive compensation and profit sharing                      231              194
      Payroll and benefits                                         2,706            2,528
      Due to Owens Corning and other related parties               2,283              518
      Deferred hedging                                             4,587            4,509
      Restructuring                                                  354            1,160
      Other                                                        2,797            4,125
                                                         ---------------   --------------
         Total accrued liabilities                       $        28,817   $       24,201
                                                         ===============   ==============

In accordance with the Amendments described in Note 7, the amount owed to Owens Corning has increased as a result of a blockage prohibiting distributions to the Company's members.

The restructuring reserve was increased in the third quarter of 2002 to recognize the liability associated with the elimination of certain production employees. Activity in the restructuring liability consists of the following (unaudited):

      December 31, 2001 balance         $      1,160
      Payments                                  (722)
      Accruals                                     -
                                        ------------
      March 31, 2002 balance                     438
                                        ------------
      Payments                                  (271)
      Accruals                                   223
                                        ------------
      June 30, 2002 balance                      390
                                        ------------
      Payments                                  (154)
      Accruals                                   118
                                        ------------
      September 30, 2002 balance        $        354
                                        ============


7.    Long-term Debt

Long-term debt consists of the following:

                                                 September 30,         December 31,
                                                     2002                  2001
                                                ---------------       --------------
                                                  (unaudited)
      Senior Credit Facility
          Revolving credit facility             $        30,100       $       24,800
          Term loan A                                    51,162               62,531
          Term loan B                                    94,891               95,410
      9 7/8% Senior Subordinated Notes, net
          of discount                                   147,782              147,608
      Capital lease obligation                               11                   92
                                                ---------------       --------------
                                                        323,946              330,441
      Less current portion                             (323,946)            (330,441)
                                                ---------------       --------------
      Total long-term debt                      $             -       $            -
                                                ===============       ==============

On December 14, 2001, our senior lenders waived the requirement in the Senior Credit Facility to maintain and meet our Fixed Charge Coverage Ratio and modified our Leverage Ratio and Interest Coverage Ratio to be less restrictive for the quarters ending December 31, 2001, and March 31, 2002 (the "Third Amendment"). Absent the Third Amendment, we would have been in violation of certain covenants of our Senior Credit Facility as of December 31, 2001 and March 31, 2002. The amendment also provided for: (a) a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; (b) a borrowing cap of $50.0 million for amounts borrowed under the Revolving Credit Facility; (c) a $1.75 million and $1.5 million limit on capital spending for the quarters ending December 31, 2001 and March 31, 2002, respectively; and (d) the prohibition of any cash distributions by the Company to our Members until we are in compliance with the original covenants under the Senior Credit Facility.

For the quarter ended June 30, 2002, we did not comply with certain financial covenants under the Senior Credit Facility. Therefore, and prior to being in default, on June 28, 2002, we and our senior lenders entered into a Fourth Amendment to the Senior Credit Facility and Forbearance Agreement (the "Fourth Amendment"), under which the Company's senior lenders agreed not to exercise their remedies under the Senior Credit Facility during the term of the agreement, which expired August 13, 2002 (the "Forbearance Period"). The Fourth Amendment required, among other things: (a) that the Company refrain from paying its July 15, 2002, interest payment on its Subordinated Notes or any other payment on the Subordinated Notes; (b) that the borrowing cap on the Revolving Credit Facility be reduced to $45.0 million from its previous cap of $50.0 million; (c) that the Company deliver certain periodic financial reports to its senior lenders and their financial advisors; (d) a limitation on capital spending during the term of the Forbearance Agreement; and (e) monthly interest payments on all senior loans. In addition, the Fourth Amendment required that the Company agree to restrictive covenants with respect to cash balances, investments, and incurrence of additional indebtedness. The Fourth Amendment also required the Company to pay forbearance fees of approximately $250,000 to the senior lenders and to continue the 100 basis point increase in applicable margin that was effective with the Third Amendment.

On August 13, 2002, we and our senior lenders entered into a Fifth Amendment to the Senior Credit Facility and Forbearance Agreement (the "Fifth Amendment"), under which our senior lenders agreed not to exercise their remedies under the Senior Credit Facility during the Forbearance Period. The Fifth Amendment continued the provisions of the Fourth Amendment and further required: (a) a reduction in the commitment on the Revolving Credit Facility from $65.0 million to $57.0 million; (b) an additional 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; and (c) an additional fee of approximately $250,000 be paid to the senior lenders.

The Company was not in compliance with Section 5.9(b) of the Senior Credit Facility and subpart 2.8 of the Third Amendment (relating to our minimum consolidated net worth requirements) as of August 31, 2002; however, on September 18, 2002, the senior lenders, acting through their Agent, executed a waiver that provided that a Net Worth Default shall not be deemed to constitute a forbearance default under the Fifth Amendment.

A Sixth Amendment to the Senior Credit Facility and Forbearance Agreement (the "Sixth Amendment") was entered into on September 27, 2002 by our senior lenders and us. In the Sixth Amendment our senior lenders agreed, among other things, to extend the Forbearance Period until October 31, 2002 while the parties continued restructuring discussions. In connection with this agreement, the Company, among other things, will not be making a scheduled principal repayment of approximately $5.9 million that was due on September 30, 2002 under its Senior

Credit Facility, will be subject to a reduction in the commitment and borrowing cap to $35.0 million under its Revolving Credit Facility, and was required to retain a restructuring management team.

On October 28, 2002, the Company entered into a Seventh Amendment to the Senior Credit Facility and Forbearance Agreement (the "Seventh Agreement"), under which our senior lenders agreed, among other things, to extend the Forbearance Period until December 6, 2002, while the parties continue restructuring discussions.

Because of the aforementioned amendments to the Senior Credit Facility, the Company did not pay its $7.4 million interest payment due on the Subordinated Notes upon the expiration of a 30-day grace period on August 14, 2002. We are now in default under the Indenture governing the Subordinated Notes and the noteholders have the right to accelerate the $150.0 million principal amount of the Subordinated Notes.

We initiated negotiations with the ad hoc steering committee of the holders of the Subordinated Notes and intend to continue our efforts to achieve a consensual restructuring of such indebtedness. However, there can be no assurance that the terms of the Subordinated Notes will be amended or restructured or that the holders of the Subordinated Notes will not accelerate the total amounts due under the Indenture.

Although the Company, with its financial advisor Credit Suisse First Boston, continues to negotiate the restructuring of its debt, both with the Company's lenders and the ad hoc steering committee of the noteholders, the occurence of an event of default (other than certain specified existing events of default) under the Senior Credit Facility would terminate the Forbearance Period and permit the senior lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest. If the senior lenders or noteholders were to accelerate the maturity of amounts due under the Senior Credit Facility or the Indenture, respectively, the Company would not have sufficient funds to repay its outstanding debt, and it is unlikely that the Company could obtain sufficient alternative financing. Even though discussions are ongoing, there can be no assurance, however, that the Company will be able to obtain any necessary waivers or amendments in the future from its senior lenders, that the holders of the Company's Subordinated Notes will not accelerate the principal amount thereof or that the Company will be able to restructure or refinance its debt on favorable terms, or at all. If the Company is unable to obtain such waivers or amendments or the holders of the Subordinated Notes accelerate the principal amount of the Subordinated Notes and the Company is unable to restructure or refinance its debt, it is likely that the Company will file a petition for protection for relief from its creditors under Chapter 11 of the United States Bankruptcy Code. In addition, even if the Company is able to reach an agreement with the holders of the Company's senior debt and Subordinated Notes concerning any restructuring of the Company's indebtedness, it is likely that such agreement would be reached in connection with a Chapter 11 filing.

As a result of these uncertainties, as of September 30, 2002, amounts due under the Senior Credit Facility and the Subordinated Notes have been reflected as current liabilities, which result in a significant working capital deficit as of September 30, 2002. These conditions, together with the Company's net loss in 2001 and the first nine months of 2002 and its deficit in members' interest, raise substantial doubt about the Company's ability to continue as a going concern.

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

                                            For the Three Months        For the Nine Months
                                             Ended September 30,         Ended September 30,
                                           ---------------------       ---------------------
                                           2002             2001       2002             2001
                                           ---------------------       ---------------------
                                               (unaudited)                  (unaudited)
           Net Sales
             North America                 $   26.5  $    36.2         $    90.5  $   119.5
             Europe                            10.9        9.8              35.0       41.8
             Asia                               1.5        1.3               4.4        8.7
             Latin America                      1.4        1.6               3.1        2.9
                                            -------   --------          --------   --------
             Total                         $   40.3  $    48.9         $   133.0  $   172.9
                                            =======   ========          ========   ========

Sales by product category are as follows (in millions):

                                             For the Three Months       For the Nine Months
                                              Ended September 30,       Ended September 30,
                                             ---------------------     --------------------
                                             2002             2001     2002            2001
                                             ---------------------     --------------------
                                                  (unaudited)              (unaudited)
           Net Sales
             Heavy Yarns                   $    32.1   $   41.4       $   108.2  $   132.0
             Fine Yarns                          8.2        7.5            24.8       40.9
                                             -------   --------        --------   --------
             Total                         $    40.3   $   48.9       $   133.0  $   172.9
                                             =======   ========        ========   ========

9.   Accounting for Derivatives

Gains and losses on derivatives qualifying as cash flow hedges are recorded in Other Comprehensive Income (OCI) to the extent that the hedges are effective or until the underlying transactions are recognized in earnings. As of September 30, 2002, the net derivative loss in OCI was $3.9 million. During the third quarter of 2002, $1.5 million of accumulated losses were reclassified from OCI to earnings, of which a $1.1 million loss was recorded in interest expense, a $0.1 million loss was recorded in cost of sales and a $0.3 million loss was recorded in other income. The ineffective portion of changes in fair values of hedge positions reported in third quarter 2002 earnings was immaterial. As of September 30, 2002, the Company expects to reclassify $4.3 million of net losses on derivative instruments during the next twelve months from OCI to earnings due to payments on its interest rate swaps, actual export sales, and purchases of natural gas.

A summary of the amounts included in the accumulated other comprehensive income is shown below (unaudited):

                                                                      Commodity       Interest-Rate    Accumulated
                                        Options          Forwards       Swaps             Swaps            OCI
                                        -------          --------     ---------       ------------     -----------
Balance at December 31, 2000            $     -          $      -     $       -       $          -     $        -
January 1, 2001, transition adjustment        -               136             -             (4,200)        (4,064)
Current period changes in value             174                83           521              7,650          8,428
Reclassification to earnings               (198)             (219)          197              1,108            888
                                        -------          --------     ---------       ------------     ----------
Balance at September 30, 2001           $   (24)         $      -     $     718       $      4,558     $    5,252
                                        =======          ========     =========       ============     ==========

Balance at December 31, 2001            $     -          $      -     $     518       $      3,506     $    4,024
Current period changes in value             (14)              (41)         (158)              (198)          (411)
Reclassification to earnings                 (8)               21          (165)            (1,131)        (1,283)
                                        -------          --------     ---------       ------------     ----------
Balance at March 31, 2002                   (22)              (20)          195              2,177          2,330
                                        -------          --------     ---------       ------------     ----------
Current period changes in value              64               464            11              2,440          2,979
Reclassification to earnings                (50)             (144)          (72)            (1,076)        (1,342)
                                        -------          --------     ---------       ------------     ----------
Balance at June 30, 2002                     (8)              300           134              3,541          3,967
                                        -------          --------     ---------       ------------     ----------
Current period changes in value              59                56           (30)             1,332          1,417
Reclassification to earnings                (51)             (231)          (94)            (1,139)        (1,515)
                                        -------          --------     ---------       ------------     ----------
Balance at September 30, 2002           $     -          $    125     $      10       $      3,734     $    3,869
                                        =======          ========     =========       ============     ==========

10.  Recent Accounting Pronouncements

In April 2002 the FASB issued Statement No. 145. This Statement modifies or amends several other authoritative pronouncements, including those covering gains and losses from extinguishment of debt. Management is continuing to evaluate the effects of this statement on the Company.

On June 28, 2002, the FASB issued Statement No. 146, Accounting for Exit and Disposal Activities, which is required to be adopted for disposal activities initiated after December 31, 2002. Management is continuing to evaluate the effects of this statement on the Company.

11.  Subsequent Events

In response to the continuing downturn in the electronics industry and its negative effect on sales to that industry, subsequent to September 30, 2002, we further reduced production schedules and are focusing on further operating cost reductions. Subsequent to the end of the third quarter, we furloughed additional production employees thereby reducing our production workforce by approximately 10% since January 1, 2002.

In accordance with the terms of the Sixth Amendment, discussed previously in
Note 7, the Company retained the services of a restructuring firm, Carl Marks Consulting Group LLC. As a result of this action, Marc L. Pfefferle and Gary Bernhardy (both of the Carl Marks Consulting Group LLC) were engaged as Chief Restructuring Officer and Chief Operating Officer, respectively. Robert Pistole, who had planned to retire from the Company and had served as the Company's President since 2000, remained with the Company on a full time basis through the end of October to aid in effectuating this transition. Thereafter, Mr. Pistole will remain in an advisory role through the end of December 2002. The Company also announced that Philippe Porcher had resigned as its Chief Executive Officer but will continue in his role as Chairman of the Board of Directors.

As discussed in Note 7, on October 28, 2002, the Company entered into a Seventh Amendment to the Senior Credit Agreement and Forbearance Agreement under which our senior lenders agreed, among other things, to extend the Forbearance Period until December 6, 2002, while the parties continue restructuring discussions.

The Huntingdon, Pennsylvania operation is currently engaged in labor negotiations with the UNITE labor union, representing 420 workers. The terms of the current labor contract have been extended to facilitate the completion of negotiations for a new contract term. Negotiations have progressed reasonably, considering the current market conditions and financial restructuring facing the company.

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

You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with the Company's audited consolidated financial statements as of the year ended December 31, 2001, and related notes set forth in our 2001 Annual Report on Form 10-K.

Overview

Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

     . heavy yarns, which accounted for 81.4% of our net sales during the nine months ended September 30, 2002, and 76.3% of our net sales during the nine months ended September 30, 2001; and

     . fine yarns, which accounted for 18.6% of our net sales during the nine months ended September 30, 2002, and 23.7% of our net sales during the nine months ended September 30, 2001.

Glass yarns are a critical material used in a variety of electronic, industrial, construction and specialty applications such as printed circuit boards, roofing materials, filtration equipment, building reinforcement, window screening, aerospace materials, sporting goods and vehicle armor.

Our business continued to experience a significant sales decline in the third quarter of 2002 due to the ongoing impact of a severe downturn in the global electronics industry that began during the second quarter of 2001. As a result, we have defaulted on covenants in our Senior Credit Facility and our Senior Subordinated Notes. We are operating under a Forbearance Agreement with our senior lenders and have initiated negotiations with certain holders of the Subordinated Notes in an effort to achieve a consensual restructuring of such indebtedness.

Additionally, effective in the first quarter of 2002, the Company adopted the provisions of SFAS No. 142 and recorded a non-cash impairment charge on goodwill totaling $188.4 million.

Results of Operations

The following table summarizes our historical results of operations as a percentage of net sales:

                                                             For the Three Months             For the Nine Months
                                                              Ended September 30,              Ended September 30,
                                                           ------------------------        -------------------------
                                                              2002           2001              2002            2001
                                                           ------------------------        -------------------------
                                                                   (unaudited)                      (unaudited)

Net sales                                                    100.0%         100.0%            100.0%          100.0%
Cost of goods sold                                            86.6%          74.0%             86.3%           71.4%
                                                           -------       --------          --------        --------
  Gross profit                                                13.4%          26.0%             13.7%           28.6%
Selling, general and administrative expenses                  12.7%           6.7%              8.9%            6.5%
Restructing                                                    0.2%             -%              0.2%              -%
Amortization                                                   1.6%           6.0%              1.7%            5.1%
                                                           -------       --------          --------        --------
  Operating income (loss)                                     (0.9)%         13.3%              3.1%           17.0%
Interest expense                                              22.6%          17.0%             19.8%           14.4%
Other income (loss), net                                       0.5%          (0.6)%            (0.1)%          (0.5)%
                                                           -------       --------          --------        --------
  Income (loss) before taxes                                 (24.0)%         (3.1)%           (16.6)%           3.1%
Income tax expense                                               -%             -%                -%            0.1%
                                                           -------       --------          --------        --------
  Income (loss) before adoption of an accounting principle   (24.0)%         (3.1)%           (16.6)%           3.0%
Cumulative effect of adoption of an accounting principle         -%             -%            141.7%              -%
                                                           -------       --------          --------        --------
  Net income (loss)                                          (24.0)%         (3.1)%          (158.3)%           3.0%
                                                           =======       ========          ========        ========

Adjusted EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization, restructuring expense and non-recurring, non-cash charges. Adjusted EBITDA is calculated as follows (in thousands):

                                                              For the Three Months            For the Nine Months
                                                               Ended September 30,            Ended September 30,
                                                           -------------------------       -------------------------
                                                            2002               2001          2002             2001
                                                           -------------------------       -------------------------
                                                                  (unaudited)                      (unaudited)
Net income (loss)                                          $   (9,792)     $ (1,514)       $ (210,867)      $  5,177
Depreciation and amortization                                   4,374         6,728            14,226         19,854
Cumulative effect of adoption of an accounting principle            -             -           188,418              -
Interest                                                        9,075         8,285            26,314         24,887
Refinancing cost                                                2,143             -             2,954              -
Taxes                                                               2             8                24            100
                                                           ----------      --------        ----------       --------
Adjusted EBITDA                                            $    5,802      $ 13,507        $   21,069       $ 50,018
                                                           ==========      ========        ==========       ========

Adjusted EBITDA for the quarter ended September 30, 2002, decreased $7.7 million, or 57.0%, to $5.8 million from $13.5 million for the quarter ended September 30, 2001, and for the nine months ended September 30, 2002, decreased $28.9 million, or 57.8%, to $21.1 million from $50.0 million for the same period in 2001.

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Sales. Net sales decreased $8.6 million, or 17.6%, to $40.3 million for the three months ended September 30, 2002, from $48.9 million for the three months ended September 30, 2001. This decrease primarily reflects a sharp reduction in the volume of products sold to the industrial, construction and specialty markets. The third quarter 2002 price erosion of 4.6% was offset by a more favorable change in product mix. Sales to the industrial market declined by $3.3 million, as production of commercial aircraft declined and the Company's industrial customers continued to face increased competition from Asia. Sales to the construction market declined by $3.6 million due in part to one of the Company's major customers completing its transition of sourcing a significant portion of its construction products to its parent company. Sales to this customer for the three months ended September 30, 2002 were $2.9 million, or a $1.5 million reduction compared to the same period last year. The end-use demand in the electronics market continues to be depressed, pricing remains under pressure and near term visibility in this market remains poor.

Gross Profit. Gross profit decreased $7.3 million to $5.4 million, or 13.4% of net sales, for the three months ended September 30, 2002, versus $12.7 million, or 26.0% of net sales, for the three months ended September 30, 2001. This decline primarily reflects a sharp reduction in revenues and lower capacity utilization due to sales volumes and inventory management. The resulting under-absorption of fixed costs is offset, in part, by the favorable impact of continued manufacturing improvements associated with operating cost reduction programs implemented as a response to the adverse market conditions during the previous twelve-month period. Since December 31, 2001, the Company made significant efforts to deplete its inventory and improve its cash position. Reduced production schedules and an increase in inventory reserves resulted in a $3.8 million decrease in inventory at the end of this quarter as compared to the quarter ended June 30, 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.1 million for the three months ended September 30, 2002, as compared to $3.3 million for the three months ended September 30, 2001. Had we not incurred a charge of $2.1 million associated with the financial restructuring of the Company during the current three month period selling, general and administrative expenses would have been $0.3 million lower than last year, reflecting the reduction in workforce and other cost savings initiatives implemented since June 30, 2001.

Restructuring. A restructuring charge of $0.1 million was incurred in the three months ended September 30, 2002, associated with the elimination of certain production positions during the same period.

Amortization. As mentioned previously, we adopted SFAS No. 142 effective January 1, 2002, and amortization of goodwill ceased on the effective date. As a result, amortization expense decreased $2.2 million to $0.7 million in the three months ended September 30, 2002, from $2.9 million for the same period ended September 30, 2001.

Operating Income (Loss). As a result of the aforementioned factors, operating income (loss) decreased $7.0 million to $(0.5) million, or (0.9)% of net sales, for the three months ended September 30, 2002, from $6.5 million, or 13.3% of net sales, for the three months ended September 30, 2001. In the third quarter of 2001, operating income included $2.2 million of goodwill amortization expense.

Interest Expense. Interest expense increased $0.8 million to $9.1 million in the three months ended September 30, 2002, from $8.3 million in the three months ended September 30, 2001, despite a decrease in average loans outstanding during the period. Of the increase, $0.3 million was a result of a write-off of deferred financing fees, and $0.5 million was due to an increase in interest rates on our amended Senior Credit Facility.

Other Income (Loss), net. Other income (loss), net decreased $0.5 million to $0.2 million loss in the three months ended September 30, 2002, from $(0.3) million income in the three months ended September 30, 2001.

Net Income (Loss). As a result of the aforementioned factors, net income decreased $8.3 million to a loss of $9.8 million in the three months ended September 30, 2002, from $1.5 million loss for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales. Net sales decreased $39.9 million, or 23.1%, to $133.0 million in the nine months ended September 30, 2002, from $172.9 million in the nine months ended September 30, 2001. This decrease primarily reflects a 19.9% decline in volumes sold and a 4.0% price erosion. This reduction in demand reflects the ongoing impact of a severe downturn in the global electronics industry that began during the third quarter of 2001. Our sales to the electronics market declined by $21.5 million in the nine months ended September 30, 2002, compared to the same period last year. As the results of the third quarter of 2002 indicate, there is still no evidence of a recovery in this industry. Given the length and complexity of the supply chain in this industry, we have little visibility as to when and to what extent demand may recover. Sales to the industrial market declined by $5.9 million, as production of commercial aircraft declined and the Company's industrial customers continued to face increased competition from Asia. Sales to the construction market declined by $8.2 million due in part to one of the Company's major customers completing its transition of sourcing a significant portion of its construction products to its parent company. Sales to this customer for the nine months ended September 30, 2002 were $10.2 million, or a $2.0 million reduction compared to the same period last year.

Gross Profit. Gross profit decreased from 28.6% of net sales for the nine months ended September 30, 2001, to 13.7% of net sales for the nine months ended September 30, 2002. This decline reflects primarily the sharp reduction in revenue and a lower capacity utilization due to sales volumes and inventory management. The resulting under-absorption of fixed costs is offset, in part, by the favorable impact of continued manufacturing performances associated with the operating costs reduction programs implemented during the last twelve months in response to the adverse market conditions. Since December 31, 2001, we made significant efforts to deplete our inventory and improve our cash position. Reduced production schedules resulted in a $17.8 million decrease in inventory as of September 30, 2002, as compared to December 31, 2001, but negatively impacted gross profit. Further, gross profit has been negatively impacted by a $1.3 million increase in depreciation, which is a result of a non-recurring revision to depreciable lives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.9 million for the nine months ended September 30, 2002, as compared to $11.2 million of net sales for the nine months ended September 30, 2001. Had we not incurred a charge of $3.0 million in 2002 associated with the financial restructuring of the Company, such expenses would have been $2.3 million lower than last year, reflecting the reduction in workforce and other cost savings initiatives implemented since June 30, 2001.

Restructuring. An additional operational restructuring charge of $0.3 million was incurred in the nine months ended September 30, 2002, associated with the elimination of certain salaried positions during the same period.

Amortization. As mentioned previously, we adopted SFAS No. 142 effective January 1, 2002, and amortization of goodwill ceased on the effective date. As a result, amortization expense decreased $6.7 million to $2.2 million in the nine months ended September 30, 2002, from $8.9 million for the same period ended September 30, 2001.

Operating Income. As a result of the aforementioned factors, operating income decreased $25.6 million to $3.7 million, or 3.1% of net sales, for the nine months ended September 30, 2002, from $29.3 million, or 17.0% of net sales, for the nine months ended September 30, 2001. Effective January 1, 2002, the amortization of goodwill was suspended in accordance with the adoption of SFAS No. 142. Last year operating income included $6.7 million goodwill amortization expense.

Interest Expense. Interest expense increased $1.4 million to $26.3 million in the nine months ended September 30, 2002, from $24.9 million in the nine months ended September 30, 2001. The increase was a result of an increase in interest rates on our amended Senior Credit Facility as well as a $0.3 million write-off of deferred financing fees.

Other Income, net. Other income, net was $0.2 million for the nine months ended September 30, 2002, as compared to $0.8 million for the nine months ended September 30, 2001. The decrease reflects a $0.7 million decrease in royalty income related to the termination of a licensing arrangement in the first quarter of 2002.

Cumulative Effect of Adoption of an Accounting Principle. As previously discussed, we adopted SFAS No. 142 effective January 1, 2002, and completed our transitional goodwill impairment test in the second quarter of 2002. We determined that recorded goodwill exceeded its implied fair value. Accordingly, we restated our first quarter results to reflect a non-cash impairment charge of $188.4 million, which is recognized as the cumulative effect of an adoption of an accounting principle as of January 1, 2002.

Net Income (Loss). As a result of the aforementioned factors, net income decreased $216.1 million to a loss of $210.9 million in the nine months ended September 30, 2002, from income of $5.2 million in the nine months ended September 30, 2001.

Liquidity and Capital Resources

On December 14, 2001, our senior lenders waived the requirement in our Senior Credit Facility to maintain and meet our Fixed Charge Coverage Ratio and modified our Leverage Ratio and Interest Coverage Ratio to be less restrictive for the quarters ending December 31, 2001, and March 31, 2002 (the "Third Amendment"). Absent the Third Amendment, we would have been in violation of certain covenants of our Senior Credit Facility as of December 31, 2001 and March 31, 2002. The amendment also provided for: (a) a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; (b) a borrowing cap of $50.0 million for amounts borrowed under the Revolving Credit Facility; (c) a $1.75 million and $1.5 million limit on capital spending for the quarters ending December 31, 2001 and March 31, 2002, respectively; and (d) the prohibition of any cash distributions by the Company to our Members until we are in compliance with the original covenants under the Senior Credit Facility.

For the quarter ended June 30, 2002, we did not comply with certain financial covenants under the Senior Credit Facility. Therefore, and prior to being in default, on June 28, 2002, we and our senior lenders entered into a Fourth Amendment to the Senior Credit Facility and Forbearance Agreement (the "Fourth Amendment"), under which the Company's senior lenders agreed not to exercise their remedies under the Senior Credit Facility during the term of the agreement, which expired August 13, 2002 (the "Forbearance Period"). The Fourth Amendment required, among other things:(a) that the Company refrain from paying its July 15, 2002, interest payment on its 9 7/8% Senior Subordinated Notes due 2009 (the "Subordinated Notes") or any other payment on the Subordinated Notes;
(b) that the borrowing cap on the Revolving Credit Facility be reduced to $45.0 million from its previous cap of $50.0 million; (c) that the Company deliver certain periodic financial reports to its senior lenders and their financial advisors; (d) a limitation on capital spending during the term of the Forbearance Agreement; and (e) monthly interest payments on all senior loans. In addition, the Fourth Amendment required that the Company agree to restrictive covenants with respect to cash balances, investments, and incurrence of additional indebtedness. The Fourth Amendment also required the Company to pay forbearance fees of approximately $250,000 to the senior lenders and to continue the 100 basis point increase in applicable margin that was effective with the Third Amendment.

On August 13, 2002, we and our senior lenders entered into a Fifth Amendment to the Senior Credit Facility and Forbearance Agreement (the "Fifth Amendment"), under which our senior lenders agreed not to exercise their remedies under the Senior Credit Facility during the Forbearance Period. The Fifth Amendment continued the provisions of the Fourth Amendment and further required: (a) a reduction in the commitment on the Revolving Credit Facility from $65.0 million to $57.0 million; (b) an additional 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; and (c) an additional fee of approximately $250,000 be paid to the senior lenders.

The Company was not in compliance with Section 5.9(b) of the Senior Credit Facility and subpart 2.8 of the Third Amendment (relating to our minimum consolidated net worth requirements) as of August 31, 2002; however, on September 18, 2002 the senior lenders, acting through their Agent, executed a waiver that provided that a Net Worth Default shall not be deemed to constitute a forbearance default under the Fifth Amendment.

A Sixth Amendment to the Senior Credit Facility and Forbearance Agreement (the "Sixth Amendment") was entered into on September 27, 2002 by our senior lenders and us. In the Sixth Amendment our senior lenders agreed, among other things, to extend the Forbearance Period until October 31, 2002 while the parties continued restructuring discussions. In connection with this agreement, the Company, among other things, will not be making a scheduled principal repayment of approximately $5.9 million that was due on September 30, 2002 under its Senior Credit Facility, will be subject to a reduction in the commitment and borrowing cap to $35.0 million under its Revolving Credit Facility, and was required to retain a restructuring management team.

On October 28, 2002, the Company entered into a Seventh Amendment to the Senior Credit Facility and Forbearance Agreement (the "Seventh Agreement"), under which our senior lenders agreed, among other things, to extend the Forbearance Period until December 6, 2002, while the parties continue restructuring discussions.

Because of the aforementioned amendments to the Senior Credit Facility, the Company did not pay its $7.4 million interest payment due on the Subordinated Notes upon the expiration of a 30-day grace period on August 14, 2002. We are now in default under the Indenture governing the Subordinated Notes and the noteholders have the right to accelerate the $150.0 million principal amount of the Subordinated Notes. We initiated negotiations with the ad hoc steering committee of the holders of the Subordinated Notes and intend to continue our efforts to achieve a consensual restructuring of such indebtedness. However, there can be no assurance that the terms of the Subordinated Notes will be amended or restructured or that the holders of the Subordinated Notes will not accelerate the total amounts due under the Indenture.

Although the Company, with its financial advisor Credit Suisse First Boston, continues to negotiate the restructuring of its debt, both with the Company's lenders and the ad hoc steering committee of the noteholders, the occurrence of an event of default (other than certain specified existing events of default) under the Senior Credit Facility would terminate the Forbearance Period and permit the senior lenders to declare all amounts outstanding thereunder to be immediately due and payable, together with accrued and unpaid interest. If the senior lenders or noteholders were to accelerate the maturity of amounts due under the Senior Credit Facility or the Indenture, respectively, the Company would not have sufficient funds to repay its outstanding debt, and it is unlikely that the Company could obtain sufficient alternative financing. Even though discussions are ongoing, there can be no assurance, however, that the Company will be able to obtain any necessary waivers or amendments in the future from its senior lenders, that the holders of the Company's Subordinated Notes will not accelerate the principal amount thereof or that the Company will be able to restructure or refinance its debt on favorable terms, or at all. If the Company is unable to obtain such waivers or amendments or the holders of the Subordinated Notes accelerate the principal amount of the Subordinated Notes and the Company is unable to restructure or refinance its debt, it is likely that the Company will file a petition for protection for relief from its creditors under Chapter 11 of the United States Bankruptcy Code. In addition, even if the Company is able to reach an agreement with the holders of the Company's senior debt and Subordinated Notes concerning any restructuring of the Company's indebtedness, it is likely that such agreement would be reached in connection with a Chapter 11 filing.

As a result of these uncertainties, as of September 30, 2002, amounts due under the Senior Credit Facility and the Subordinated Notes have been reflected as current liabilities, which result in a significant working capital deficit as of September 30, 2002. These conditions, together with the Company's net loss in 2001 and the first nine months of 2002 and its deficit in members' interest, raise substantial doubt about the Company's ability to continue as a going concern.

As of September 30, 2002, we had cash and cash equivalents of $4.3 million and available undrawn commitments under our Senior Credit Facility of $2.7 million, after giving effect to the $35.0 million revolver-borrowing cap under the terms of the Sixth Amendment. As of September 30, 2002, our net debt was $319.6 million, a decrease of $6.3 million from June 30, 2002. The decrease was primarily the result of cash generation from decreases in inventory and accounts receivable. We continue to focus on working capital management and cost control.

At September 30, 2002, we had $324.0 million of debt outstanding at a weighted average interest rate of 10.7%, consisting of $176.2 million under our Senior Credit Facility and $147.8 million under our Subordinated Notes (net of discount of $2.2 million). The amounts outstanding under our Senior Credit Facility included $30.1 million outstanding under the revolver.

Based upon current and anticipated levels of operations, assuming no payment of interest on the Subordinated Notes and provided that there is no intervening acceleration of our indebtedness either under the Indenture or the Senior Credit Facility, we believe we have sufficient liquidity from our cash flow from operations, combined with our availability under the Senior Credit Facility, to meet our projected cash needs through December 31, 2002, although there can be no assurance with respect thereto. Our future operating performance and ability to extend, restructure or refinance our indebtedness will be subject to future economic conditions and to financial, business and other factors beyond our control.

Net Cash Used in Operating Activities. Net cash provided by operating activities was $16.4 million for the nine months ended September 30, 2002, and was primarily the result of a net loss of $210.9 million, offset by non-cash charges totaling $205.1 million including a $188.4 million cumulative effect of adopting a new accounting principle, a $2.8 million decrease in accounts receivable attributed mainly to lower sales levels, $17.9 million decrease in inventory, a $4.1 million increase in accrued liabilities due mainly to non-payment of the July 14 interest payment on our Senior Subordinated Notes, and a $2.2 million increase in pension and post retirement, reduced by a $4.4 million decline in accounts payable. The declines in accounts payable and inventory resulted from an initiative to reduce inventory. We expect operating cash flows to remain positive throughout fiscal 2002 as a result of working capital management, particularly through inventory reduction.

Net Cash Used in Investing Activities. Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2002, and was the result of the payment for capital expenditures incurred during the three months ended September 30, 2002. A significant portion of the capital expenditures was for the buyout of critical manufacturing equipment previously financed under an operating lease. The company anticipates that capital expenditures will be $0.2 million for the three months ended December 31, 2002.

Net Cash Provided by Financing Activities. Net cash used by financing activities was $7.1 million for the nine months ended September 30, 2002, and was primarily the result of net borrowings under our Revolving Credit Facility of $5.3 million offset by payments on term loans of $11.9 million.

We derived 21.8% of our net sales in the third quarter of 2002 from products sold in currencies other than the US dollar. The US dollar value of our export sales sometimes varies with currency exchange rate fluctuations. We may therefore be exposed to exchange losses as a result of such fluctuations that could reduce our net income. We have adopted a risk management strategy to use derivative financial instruments including forwards and options to hedge foreign currency exposures. However, we cannot assure you that any such hedging activities will be sufficient to eliminate risks relating to currency fluctuations.

Although some of our customers have suffered from the recent economic downturn, we have not experienced a negative impact on collections. One of our customers, BGF Industries, recently announced it entered into a forbearance agreement until March 31, 2003, with its senior lenders with respect to breaches of certain financial covenants under BGF's senior credit facility. Sales to BGF were $3.5 million and $12.1 million for the three months and nine months ended September 30, 2002, respectively. Additionally, one of the Company's major customers is completing its transition of sourcing a significant portion of its construction products to its parent company. Purchases from this customer amounted to $2.9 million and $10.2 million for the three months and nine months ended September 30, 2002, respectively. See "Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding risks and uncertainties.

Cautionary Statement Regarding Forward-Looking Statements

Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

     . our significant level of indebtedness and limitations on our ability to incur additional debt;
     . our ability to restructure our debt or to obtain additional favorable amendments and waivers to our Senior Credit Facility or that we will otherwise be able to refinance our debt on favorable terms or at all;
     . we are in default under the terms of the Indenture governing our Subordinated Notes and the holders currently have the right to accelerate the principal amount of the Subordinated Notes;
     . if we are unable to restructure our indebtedness, it is unlikely that we will be able to obtain sufficient alternative funding from other sources, with the result that we will be required to consider judicial reorganization under bankruptcy;
     . the current financial position of BGF Industries, one or our major customers and affiliates, could result in additional credit risk and lower sales to BGF Industries;
     . the risk that obtaining raw materials and capital equipment services from sources other than Owens Corning would be more costly or require us to change substantively our manufacturing processes;
     .    the risk of conflicts of interest with our equity holders;
     . downturns in the electronics industry and the movement of electronics industry production outside of North America;
     .    our concentrated customer base and the nature of our markets;
     .    a disruption of production at one of our facilities;
     .    foreign currency fluctuations;
     .    an easing of import restrictions and duties with respect to glass fabrics;
     .    labor strikes or stoppages;
     . our ability to comply with environmental and safety and health laws and requirements; and
     .    changes in economic conditions generally.

This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our 2001 Annual

Report on Form 10-K. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statements are based.

Certification Under the Sarbanes-Oxley Act

The certification by the Company's chief restructuring officer and chief financial officer of this report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), accompanies this report to the Securities and Exchange Commission as additional correspondence.

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

We are exposed to market risk related to changes in interest rates on borrowings under our Senior Credit Facility. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we entered into interest rate swap agreements to manage our exposure to interest rate changes under the Senior Credit Facility. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. Under these agreements, we have secured a fixed LIBOR rate of interest of 4.92% on Term Loan A and 5.04% on the Term Loan B. As of September 30, 2002, we had two interest rate swap agreements effective through September 30, 2003, on a notional amount of $140.1 million. During the quarter ended March 31, 2001, we shortened the duration of our interest rate swaps to September 2003. As a result of this transaction, we received proceeds of $1.1 million, which will be reclassified from accumulated other comprehensive income to earnings over the remaining life of the related debt. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At September 30, 2002, we would have paid approximately $4.5 million to terminate the agreements. A 100 basis point increase in LIBOR would decrease the amount paid by approximately $1.0 million. In contrast, a 100 basis point decrease in LIBOR would increase the amount paid by approximately $1.0 million. The fair value is based on dealer quotes, considering current interest rates.

Estimated fair value of notes payable. The Senior Credit Facility is a variable-rate debt obligation. Accordingly, the estimated fair value of this debt obligation approximates its book value. As of September 30, 2002, the fair value of the Company's Senior Subordinated Notes was $22.5 million versus a recorded book value of $147.8 million. The fair value of the Subordinated Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on the Company's performance, its credit rating, and changes in interest rates for debt securities with similar terms. As previously discussed, the Company's financial performance has deteriorated. As a result, the credit ratings on the Company's debt were downgraded in 2001 and 2002 and may be subject to further downgrade.

We are exposed to foreign currency exchange rate risk mainly as a result of our export sales denominated in the Euro. Our risk management strategy is to use derivative financial instruments, including forwards, swaps, collars and purchased options, to hedge some portion or all of these exposures, in accordance with our financial risk management policy. Our objective is to limit the impact of foreign currency changes on earnings and cash flows. As of September 30, 2002, the notional value of our foreign currency hedging instruments was $3.6 million, and the fair value of these instruments was negative $0.2 million. The potential loss in fair value of such financial instruments from a hypothetical 10% increase in the underlying exchange rate relative to the US dollar would be approximately $0.2 million as of September 30, 2002. The potential gain in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying exchange rate relative to the US dollar would be approximately $0.2 million as of September 30, 2002. The fair value is based on dealer quotes, considering current exchange rates.

During the quarter ended June 30, 2001, we entered into two natural gas commodity swaps whereby we agreed to pay a fixed price to hedge 579,000 MMBtu's of the commodity. We entered into these swaps to reduce the variability of the cash flows associated with our forecasted purchases of natural gas. One of these contracts matured in December 2001. The remaining contract terminates in December 2002 and provides for a fixed price of $4.14/MMBtu on 184,000 MMBtu's. As of September 30, 2002, the total notional value of the remaining commodity hedging instrument was $0.4 million, and the approximate fair value was immaterial. The potential gain or loss in fair value of such financial instruments from a hypothetical 10% increase or decrease in the underlying commodity price would be immaterial as of September 30, 2002. The fair value is based on dealer quotes, considering current commodity prices.

In addition, the counterparties expose us to losses in the event of nonperformance under the derivative agreements. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate swap agreements, we could be required to pay the full rate on our Senior Credit Facility, even if the rate was in excess of the rates in the interest rate swap agreements.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in Company reports filed or recorded with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Within the 90-day period prior to the filing of this quarterly report on Form 10-Q, the Company carried out an evaluation, under the supervision of and with the participation of the Company's management, including the Company's Chief Restructuring Officer, who performs a similar function to a Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) under the Securities Exchange Act of 1934.

Based upon that evaluation, the Chief Restructuring Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

                           PART II - OTHER INFORMATION

Item 5. Defaults Upon Senior Securities

     The Company is in default under the Indenture governing its $150.0 million principal amount of the Subordinated Notes, since it did not make, and, as of the date hereof has not made, the $7.4 million interest payment due on July 14, 2002. In addition, the Company and its senior lenders have entered into a number of amendments to the Company's Senior Credit Facility and a related Forbearance Agreement. These matters are described in Note 7 to the Company's consolidated financial statements filed herewith and in "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" (which are incorporated herein by reference).

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

Ex.        Description

10.20 (1)      Sixth Amendment to Credit Agreement dated as of September 27,
               2002, among Advanced Glassfiber Yarns LLC, the Guarantors,
               Wachovia Bank, National Association (f/k/a/ First Union National
               Bank), as agent and lender, and certain other lenders.

10.21 Fourth Amendment to Credit Agreement dated as of June 28, 2002, among Advanced Glassfiber Yarns LLC, the Guarantors, Wachovia Bank, National Association (f/k/a/ First Union National Bank), as agent and lender, and certain other lenders.

10.22 Fifth Amendment to Credit Agreement dated as of August 13, 2002, among Advanced Glassfiber Yarns LLC, the Guarantors, Wachovia Bank, National Association (f/k/a/ First Union National Bank), as agent and lender, and certain other lenders.

10.23 Seventh Amendment to Credit Agreement dated as of October 28, 2002, among Advanced Glassfiber Yarns LLC, the Guarantors, Wachovia Bank, National Association (f/k/a/ First Union National
               Bank), as agent and lender, and certain other lenders.

10.24 Consulting Agreement, dated as of October 3, 2002, by and between Advanced Glassfiber Yarns, LLC and Carl Marks Consulting Group LLC.

10.25 Amendment to Forbearance Agreement dated as of October 18, 2002, among Advance Glassfiber Yarns LLC, (the "borrower"), the subsidiaries of the borrower signatory hereto as guarantors, the required lenders signatory hereto, and Wachovia Bank, National Association (f/k/a/ First Union National Bank) as administrative agent for the lenders.

99.1(1) Press Release dated October 1, 2002, announcing an amendment to its senior secured credit facility and including an update on the Company's restructuring discussions.

99.2(1) Press Release dated October 10, 2002, announcing the Company's new management.

     (b) Report of Form 8-K

               On October 10, 2002, the Company filed a Current Report on Form 8-K reporting (i) that the Company had entered into an amendment and forbearance agreement with its senior secured lenders, (ii) that the Company had retained the services of a restructuring management team, Carl Marks Consulting Group LLC, and (iii) that Philippe Porcher resigned his position as Chief Executive Officer, while maintaining his position as Chairman of the Board of Directors.

____________
     (1) Incorporated by reference to Exhibits 10.20, 99.1 and 99.2 to the Company's Form 8-K filed on October 10, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ADVANCED GLASSFIBER YARNS LLC


                                      /s/ Catherine Cuisson
                                      ------------------------------------------
                                      Catherine Cuisson
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)
                                      Dated: November 19, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AGY CAPITAL CORP.

                                   /s/ Catherine Cuisson
                                   ------------------------------------------
                                   Catherine Cuisson
                                   Vice President and Chief Financial Officer
                                   (Principal Accounting Officer)
                                   Dated: November 19, 2002

                   STATEMENT OF CHIEF RESTRUCTURING OFFICER OF
                          ADVANCED GLASSFIBER YARNS LLC

         In connection with the Quarterly Report of Advanced Glassfiber Yarns LLC (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc L. Pfefferle, Chief Restructuring Officer (Chief Executive Officer) of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The foregoing certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002.



/s/ Marc L. Pfefferle
---------------------
Marc L. Pfefferle
Chief Restructuring Officer
(Chief Executive Officer)
November 19, 2002

                     STATEMENT OF CHIEF FINANCIAL OFFICER OF
                          ADVANCED GLASSFIBER YARNS LLC

         In connection with the Quarterly Report of Advanced Glassfiber Yarns LLC (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Catherine Cuisson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The foregoing certification provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002.

/s/ Catherine Cuisson
-----------------------
Catherine Cuisson
Chief Financial Officer
November 19, 2002

                   STATEMENT OF CHIEF RESTRUCTURING OFFICER OF
                                AGY CAPITAL CORP.

         In connection with the Quarterly Report of AGY Capital Corp. (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marc L. Pfefferle, Chief Restructuring Officer (Chief Executive Officer), certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The foregoing certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002.

/s/ Marc L. Pfefferle
---------------------
Marc L. Pfefferle
Chief Restructuring Officer
(Chief Executive Officer)
November 19, 2002

                     STATEMENT OF CHIEF FINANCIAL OFFICER OF
                                AGY CAPITAL CORP.

         In connection with the Quarterly Report of AGY Capital Corp. (the "Company") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Catherine Cuisson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

The foregoing certification is provided solely for purposes of complying with the provisions of Section 906 of the Sarbanes-Oxley Act of 2002.

/s/ Catherine Cuisson
---------------------
Catherine Cuisson
Chief Financial Officer
November 19, 2002

                                 CERTIFICATIONS

I, Marc L. Pfefferle, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Advanced Glassfiber Yarns LLC;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; and

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     /s/ Marc L. Pfefferle
     ---------------------
     Marc L. Pfefferle
     Chief Restructuring Officer
     (Chief Executive Officer)
     November 19, 2002

                                 CERTIFICATIONS

I, Catherine Cuisson, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Advanced Glassfiber Yarns LLC;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     /s/ Catherine Cuisson
     ---------------------
     Catherine Cuisson
     Chief Financial Officer
     November 19, 2002

                                 CERTIFICATIONS

I, Marc L. Pfefferle, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of AGY Capital Corp.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     /s/ Marc L. Pfefferle
     ---------------------
     Marc L. Pfefferle
     Chief Restructuring Officer
     (Chief Executive Officer)
     November 19, 2002

                                 CERTIFICATIONS

I, Catherine Cuisson, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of AGY Capital Corp.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     /s/ Catherine Cuisson
     ---------------------
     Catherine Cuisson
     Chief Financial Officer
     November 19, 2002